Form 10-Q
period 2022-10-02
1 800 FLOWERS COM INC
filed 2022-11-14
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 4, 2022:

Class A common stock: 37,380,934
Class B common stock: 27,249,614

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended October 2, 2022

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – October 2, 2022 (Unaudited) and July 3, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three Months Ended October 2, 2022 and September 26, 2021	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three Months Ended October 2, 2022 and September 26, 2021	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended October 2, 2022 and September 26, 2021	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

Part II.	Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		36

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	October 2, 2022	July 3, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,442	$31,465
Trade receivables, net	48,965	23,812
Inventories	342,601	247,563
Prepaid and other	64,823	45,398
Total current assets	465,831	348,238

Property, plant and equipment, net	235,555	236,481
Operating lease right-of-use assets	135,402	129,390
Goodwill	213,287	213,287
Other intangibles, net	144,508	145,568
Other assets	21,637	21,927
Total assets	$1,216,220	$1,094,891

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$63,605	$57,386
Accrued expenses	180,915	175,392
Current maturities of long-term debt	160,000	20,000
Current portion of long-term operating lease liabilities	14,938	12,919
Total current liabilities	419,458	265,697

Long-term debt, net	138,174	142,497
Long-term operating lease liabilities	128,521	123,662
Deferred tax liabilities, net	35,361	35,742
Other liabilities	17,434	17,884
Total liabilities	738,948	585,482

Commitments and contingencies (See Note 13 and Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 57,706,389 shares issued at October 2, 2022 and July 3, 2022	577	577
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,529,614 shares issued at October 2, 2022 and July 3, 2022	325	325
Additional paid-in capital	381,440	379,885
Retained earnings	282,093	315,785
Accumulated other comprehensive loss	(211)	(211)
Treasury stock, at cost, 20,418,396 Class A shares at October 2, 2022 and July 3, 2022, and 5,280,000 Class B shares at October 2, 2022 and July 3, 2022	(186,952)	(186,952)
Total stockholders’ equity	477,272	509,409
Total liabilities and stockholders’ equity	$1,216,220	$1,094,891

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended
	October 2, 2022	September 26, 2021

Net revenues	$303,604	$309,373
Cost of revenues	202,146	183,859
Gross profit	101,458	125,514
Operating expenses:
Marketing and sales	89,139	94,379
Technology and development	14,740	13,423
General and administrative	26,245	27,066
Depreciation and amortization	12,694	10,970
Total operating expenses	142,818	145,838
Operating loss	(41,360)	(20,324)
Interest expense, net	2,821	1,528
Other expense (income), net	922	(596)
Loss before income taxes	(45,103)	(21,256)
Income tax benefit	(11,411)	(8,057)
Net loss and comprehensive net loss	(33,692)	$(13,199)

Basic and diluted net loss per common share	$(0.52)	$(0.20)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,538	65,062

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended October 2, 2022 and September 26, 2021
	Common Stock				Additional	Retained	Accumulated Other			Total
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity

Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409
Net loss	-	-	-	-	-	(33,692)	-	-	-	(33,692)
Stock-based compensation	-	-	-	-	1,555	-	-	-	-	1,555
Balance at October 2, 2022	57,706,389	$577	32,529,614	$325	$381,440	$282,093	$(211)	25,698,396	$(186,952)	$477,272

Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070
Net loss	-	-	-	-	-	(13,199)	-	-	-	(13,199)
Stock-based compensation	172,500	2	-	-	3,003	-	-	-	-	3,005
Exercise of stock options	249,900	2	-	-	561	-	-	-	-	563
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	288,026	(9,065)	(9,065)
Balance at September 26, 2021	56,098,061	$561	33,433,614	$334	$374,667	$272,976	$(318)	24,393,867	$(157,846)	$490,374

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	October 2, 2022	September 26, 2021

Operating activities:
Net loss	$(33,692)	$(13,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,694	10,970
Amortization of deferred financing costs	345	299
Deferred income taxes	(381)	(741)
Bad debt expense	265	(96)
Stock-based compensation	1,555	3,005
Other non-cash items	326	260
Changes in operating items:
Trade receivables	(25,416)	(9,708)
Inventories	(95,038)	(128,577)
Prepaid and other	(19,425)	(16,852)
Accounts payable and accrued expenses	11,742	2,415
Other assets and liabilities	702	2,060
Net cash used in operating activities	(146,323)	(150,164)

Investing activities:
Capital expenditures, net of non-cash expenditures	(11,033)	(11,122)
Net cash used in investing activities	(11,033)	(11,122)

Financing activities:
Acquisition of treasury stock	-	(9,065)
Proceeds from exercise of employee stock options	-	563
Proceeds from bank borrowings	140,000	-
Repayment of notes payable and bank borrowings	(5,000)	-
Debt issuance cost	333	-
Net cash provided by (used in) financing activities	135,333	(8,502)

Net change in cash and cash equivalents	(22,023)	(169,788)
Cash and cash equivalents:
Beginning of period	31,465	173,573
End of period	$9,442	$3,785

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2023. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 3, 2022, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Valentine’s Day, Easter, Administrative Professionals Week, and Mother's Day, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

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

Our total deferred revenue as of July 3, 2022 was $33.7 million (included in “Accrued expenses” on our consolidated balance sheets), of which $16.9 million was recognized as revenue during the three months ended October 2, 2022. The deferred revenue balance as of October 2, 2022 was $34.4 million.

Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing the net loss during the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and excludes the dilutive potential common shares (consisting of unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the three months ended October 2, 2022 and September 26, 2021, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Stock-Based Compensation

The Company has a Long Term Incentive and Share Award Plan, which is more fully described in Note 12 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2022, that provides for the grant to eligible employees, consultants and directors of stock options, restricted shares, and other stock-based awards.

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended
	October 2, 2022	September 26, 2021
	(in thousands)
Stock options	$-	$9
Restricted stock	1,555	2,996
Total	1,555	3,005
Deferred income tax benefit	381	741
Stock-based compensation expense, net	$1,174	$2,264

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended
	October 2, 2022	September 26, 2021
	(in thousands)
Marketing and sales	$700	$1,327
Technology and development	155	120
General and administrative	700	1,558
Total	$1,555	$3,005

Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

As of October 2, 2022, the Company does not have any options outstanding.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the three months ended October 2, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 3, 2022	929,709	$21.82
Granted	79,895	$6.81
Vested	-	$-
Forfeited	(13,815)	$21.40
Non-vested at October 2, 2022	995,789	$20.62

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of October 2, 2022, there was $10.0 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over the weighted-average remaining period of 2.2 years.

Note 4 – Acquisitions

Acquisition of Vital Choice

On October 27, 2021, the Company completed its acquisition of all of the membership interests in Vital Choice Seafood LLC (“Vital Choice”), a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its existing credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments), which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended December 31, 2020.

After working capital and related adjustments, total consideration was approximately $20.3 million, and was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation of acquired intangible assets and has recorded certain immaterial adjustments during the measurement period. The final allocation may result in additional adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

	Vital Choice Preliminary Purchase Price Allocation	Measurement Period Interim Adjustments	Vital Choice Preliminary Purchase Price Allocation
	October 27,		October 2,
	2021		2022
	(in thousands)

Inventory	$8,653	$-	$8,653
Other current assets	929	(474)	455
Property, plant and equipment	205	(205)	-
Intangible assets	9,800	-	9,800
Goodwill	4,383	34	4,417
Total assets acquired	23,970	(645)	23,325

Current liabilities	3,621	(256)	3,365
Net assets acquired	$20,349	$(389)	$19,960

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

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice’s Table, Inc. (“Alice’s Table”), a lifestyle business offering fully digital livestreaming floral, culinary and other experiences. The Company utilized existing cash of $0.8 million, contributed accounts receivable due from Alice’s Table of $0.3 million, and converted its cost method investment in Alice’s Table of $0.3 million, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Immediately prior to completing the acquisition, the Company wrote down its previous cost method investment in Alice’s Table to its $0.3 million fair value, on the date of the acquisition, resulting in an impairment of $0.7 million, which is recorded in the “Other (income) expense, net” line item on the Statement of Operations for the fiscal year ended July 3, 2022. Alice’s Table revenues were approximately $3.8 million during its most recent fiscal year ended September 30, 2021.

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

Note 5 – Inventory, Net

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	October 2, 2022	July 3, 2022
	(in thousands)
Finished goods	$197,407	$128,760
Work-in-process	34,187	29,270
Raw materials	111,007	89,533
Total inventory	$342,601	$247,563

Note 6 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at July 3, 2022	$151,600	$-	$61,687	$213,287
Balance at October 2, 2022	$151,600	$-	$61,687	$213,287

The Company’s other intangible assets consist of the following:

				October 2, 2022			July 3, 2022
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$6,490	$930	$7,420	$6,464	$956
Customer lists	3	-	10	28,509	18,492	10,017	28,509	17,473	11,036
Other	5	-	14	2,946	2,558	388	2,946	2,543	403
Total intangible assets with determinable lives				38,875	27,540	11,335	38,875	26,480	12,395
Trademarks with indefinite lives				133,173	-	133,173	133,173	-	133,173
Total identifiable intangible assets				$172,048	$27,540	$144,508	$172,048	$26,480	$145,568

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2023 - $3.2 million, fiscal 2024 - $4.2 million, fiscal 2025 - $1.7 million, fiscal 2026 - $1.2 million, fiscal 2027 - $0.5 million and thereafter - $0.5 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $3.5 million as of October 2, 2022 and July 3, 2022, respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt, Net

The Company’s current and long-term debt consists of the following:

	October 2, 2022	July 3, 2022
	(in thousands)
Revolver	$140,000	$-
Term Loans	160,000	165,000
Deferred financing costs	(1,826)	(2,503)
Total debt	298,174	162,497
Less: current debt	160,000	20,000
Long-term debt	$138,174	$142,497

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

The Existing Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of October 2, 2022. The Existing Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and 2020 Term Loan are as follows: $15.0 million – remainder of fiscal 2023 and $145.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	October 2, 2022	July 3, 2022
	(in thousands)
Land	$33,866	$33,862
Orchards in production and land improvements	20,064	19,773
Building and building improvements	66,291	65,909
Leasehold improvements	26,248	26,266
Production equipment	107,460	106,244
Furniture and fixtures	8,985	8,985
Computer and telecommunication equipment	39,583	38,934
Software	170,896	165,289
Capital projects in progress	17,293	14,525
Property, plant and equipment, gross	490,686	479,787
Accumulated depreciation and amortization	(255,131)	(243,306)
Property, plant and equipment, net	$235,555	$236,481

Note 10 - Fair Value Measurements

Cash and cash equivalents, trade and other receivables, prepaids, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature. The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently, if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of October 2, 2022:
Trading securities held in a “rabbi trust” (1)	$17,305	$17,305	$-	$-
Total assets (liabilities) at fair value	$17,305	$17,305	$-	$-

As of July 3, 2022:
Trading securities held in a “rabbi trust” (1)	$17,760	$17,760	$-	$-
Total assets (liabilities) at fair value	$17,760	$17,760	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended October 2, 2022 was 25.3% compared to 37.9% in the same period of the prior year. The effective tax rate differed from the U.S. federal statutory rate of 21.0% for the three months ended October 2, 2022, primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits. The effective tax rate differed from the U.S. federal statutory rate of 21.0% for the three months ended September 26, 2021, primarily due to excess tax benefits from stock-based compensation, as well as state income taxes and nondeductible expenses for executive compensation.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company completed its U.S. federal examination for fiscal 2018, however, fiscal years 2019, 2020 and 2021 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2017 are open for examination by its respective foreign tax authorities, mainly Canada, Brazil, and the United Kingdom.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At October 2, 2022, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.4 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended
	October 2, 2022	September 26, 2021
	(in thousands)
Net Revenues:
Segment Net Revenues:
Consumer Floral & Gifts	$162,180	$181,229
BloomNet	33,367	30,834
Gourmet Foods & Gift Baskets	108,228	97,482
Corporate	44	45
Intercompany eliminations	(215)	(217)
Total net revenues	$303,604	$309,373

Operating Income (Loss):
Segment Contribution Margin:
Consumer Floral & Gifts	$10,810	$19,190
BloomNet	9,517	10,860
Gourmet Foods & Gift Baskets	(18,710)	(7,673)
Segment Contribution Margin Subtotal	1,617	22,377
Corporate (a)	(30,283)	(31,731)
Depreciation and amortization	(12,694)	(10,970)
Operating loss	$(41,360)	$(20,324)

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Net revenues
E-commerce	$160,382	$179,286	$-	$-	$78,540	$84,085	$-	$-	$238,922	$263,371
Other	1,798	1,943	33,367	30,834	29,688	13,397	(171)	(172)	64,682	46,002
Total net revenues	$162,180	$181,229	$33,367	$30,834	$108,228	$97,482	$(171)	$(172)	$303,604	$309,373

Other revenues detail
Retail and other	1,798	1,943	-	-	1,907	1,837	-	-	3,705	3,780
Wholesale	-	-	13,622	9,984	27,781	11,560	-	-	41,403	21,544
BloomNet services	-	-	19,745	20,850	-	-	-	-	19,745	20,850
Corporate	-	-	-	-	-	-	44	45	44	45
Eliminations	-	-	-	-	-	-	(215)	(217)	(215)	(217)
Total other revenues	$1,798	1,943	$33,367	$30,834	$29,688	$13,397	$(171)	$(172)	$64,682	46,002

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

Additional information related to our leases is as follows:

	Three Months Ended
	October 2, 2022	September 26, 2021
	(in thousands)
Lease costs:
Operating lease costs	$5,347	3,963
Variable lease costs	5,851	5,130
Short-term lease cost	1,565	1,581
Sublease income	(243)	(182)
Total lease costs	$12,520	$10,492

Cash paid for amounts included in measurement of operating lease liabilities	$4,481	3,618
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,985	31,135

October 2, 2022
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	9.2
Weighted-discount rate - operating leases	3.9%

Maturities of lease liabilities in accordance with ASC 842 as of October 2, 2022 and reconciliation to balance sheet are as follows (in thousands):

Remainder of 2023	$14,610
2024	22,171
2025	19,918
2026	18,006
2027	16,376
Thereafter	82,497
Total Future Minimum Lease Payments	173,578
Less: Imputed Remaining Interest	30,119
Total Operating Lease Liabilities	143,459
Less: Current portion of long-term operating lease liabilities	14,938
Long-term operating lease liabilities	$128,521

Note 14 - Accrued Expenses

Accrued expenses consisted of the following:

	October 2, 2022	July 3, 2022
	(in thousands)
Payroll and employee benefits	$39,525	$37,617
Deferred revenue	34,419	33,746
Accrued marketing expenses	18,433	19,506
Accrued florist payout	15,918	18,938
Accrued purchases	37,273	32,141
Other	35,347	33,444
Accrued Expenses	$180,915	$175,392

Note 15 – Commitments and Contingencies

Litigation

Call Center Worker Claim:

In March of 2018, a putative class action lawsuit was filed against a subsidiary of the Company (the “Subsidiary”) in the U.S. District Court for the District of Oregon, Medford Division (the “Court”), alleging violations of the federal Fair Labor Standards Act (FLSA) and Oregon state law. The complaint was brought on behalf of a putative class of call center workers and alleged that certain Subsidiary policies and practices resulted in class members’ performance of unpaid work. The plaintiff sought class certification, compensation for alleged unpaid and underpaid wages, civil penalties, prejudgment interest, liquidated damages, litigation costs, and attorneys’ fees. Following mediation, the parties reached an agreement in April 2022 to resolve all claims. The settlement agreement remains subject to certain judicial approvals. The Subsidiary’s payment liability under the settlement agreement is capped at a maximum amount of $3.3 million, and the amount payable will depend on the number of claims filed by class members and the amounts of attorneys’ fees and litigation costs approved by the Court. In September 2022, the Court granted final approval of the settlement agreement. The parties are awaiting a final calculation from the settlement administrator. During the quarter ended March 27, 2022, the Company accrued $2.9 million, which is included in "Accrued expenses" in the consolidated balance sheets at  July 3, 2022 and October 2, 2022, based upon the expected "opt-in" participation rate of the class members. In entering into the settlement agreement, the Subsidiary is making no admission of liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A") is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, for the year ended July 3, 2022. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended July 3, 2022 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.

Business Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features an all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Stock Yards® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; and Alice’s Table®, a lifestyle business offering fully digital livestreaming floral, culinary and other experiences to guests across the country.

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the year ended July 3, 2022.

Acquisition of Vital Choice

On October 27, 2021, the Company completed its acquisition of Vital Choice Seafood LLC (“Vital Choice”), a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its existing credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments), which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended December 31, 2020 - see Note 4 –Acquisitions in Item 1.

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice’s Table LLC (“Alice’s Table”), a lifestyle business offering fully digital livestreaming floral, culinary and other experiences. The Company utilized existing cash of $0.8 million, converted the existing accounts receivable from Alice’s Table of $0.3 million and its previous $0.3 million cost method investment in Alice’s Table, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Alice’s Table revenues were approximately $3.8 million during the twelve-month period ended September 30, 2021 - see Note 4 –Acquisitions in Item 1.

Amended Credit Agreement

On August 29, 2022, the Company entered into a Third Amendment to the Company's 2019 Credit Agreement. The Third Amendment amends the 2019 Credit Agreement to, among other modifications, (A) alter the financial maintenance covenants set forth therein by (1) increasing the required maximum consolidated leverage ratio, for the reference period ending October 2, 2022, from 3.25 to 1.00 to 4.25 to 1.00 and (2) decreasing the required minimum consolidated fixed charge coverage ratio, for the reference periods ending October 2, 2022, January 1, 2023, and April 2, 2023, from 1.50 to 1.00 to 1.00 to 1.00 and (B) increase the amount of certain capital expenditures that may be disregarded for purposes of calculating the consolidated fixed charge coverage ratio from $25.0 million to $35.0 million (See Note 8 - Debt, in Item 1, for details).

COVID-19 and Other Macro-Economic Factors

The global COVID-19 pandemic, and its related impacts, have affected, and will continue to affect, our operations and financial results for the foreseeable future.

Overall, consumer behavior continues to reflect the significant geo-political and inflationary forces that are affecting both discretionary and nondiscretionary spending. Our total revenues for the quarter ended October 2, 2022 were down 1.9% in comparison to the prior year, mainly as a result of consumers purchasing fewer “Everyday” gifts, as they respond to these macro-economic pressures. However, as we look forward to the holiday season and the balance of our fiscal year, we are cautiously optimistic that consumers will continue to spend on the major gift giving holiday occasions, but we anticipate they will remain cautious in their spending otherwise.

Coming into fiscal 2023, we expected the challenging macro-economic and geo-political backdrop to affect our performance during the first quarter, as our year-ago results had not yet been affected by the global supply chain constraints, and the surge in in-bound and out-bound shipping, commodity costs, labor and fuel which began during the second quarter of fiscal 2022, and escalated throughout the balance of the year.

However, we expect to see a stabilization of our business during our second quarter and improvement during the second half of our fiscal year, as we cycle against the sharp inflationary period of a year ago. After growing revenues 77% since fiscal 2019, we anticipate revenues to decline slightly in fiscal 2023 as consumers adjust their discretionary purchases in response to the current inflationary environment. The impact of this revenue decline on our earnings is expected to be partially mitigated by our strategic cost reduction initiatives, coupled with the decline that we are seeing in ocean freight costs. We expect the reduction of these costs to begin to provide a margin benefit in the second half of this fiscal year, and even more so next year.

Company Guidance

The Company is providing the following guidance for fiscal 2023. While the highly unpredictable nature of the current macro economy makes it difficult to forecast in this environment, the Company anticipates that after growing revenues 77% over the past three fiscal years, revenues will decline slightly in fiscal 2023 on lower consumer confidence and cautious spending behavior. The Company anticipates that the combination of the investments it has made – and continues to make – in its business platform, along with strategic pricing programs and moderation of cost inputs, will enable it to gradually improve gross margins and bottom-line results during the latter half of the current fiscal year. Additionally, this guidance assumes the restoration of 100% bonus payout in fiscal 2023, compared with a limited bonus payout in fiscal 2022.

Full Year Fiscal 2023 Guidance

●	Total revenues to decline in the mid-single digit range on a percentage basis as compared with the prior year;
●	Adjusted EBITDA to be in a range of $75 million to $80 million; and
●	Free Cash Flow to exceed $75 million.

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

	Three Months Ended
	October 2, 2022	September 26, 2021	Vital Choice Transaction Costs	As Adjusted (non-GAAP) September 26, 2021	% Change
Net revenues:
Consumer Floral & Gifts	$162,180	$181,229	$-	$181,229	-10.5%
BloomNet	33,367	30,834		30,834	8.2%
Gourmet Foods & Gift Baskets	108,228	97,482		97,482	11.0%
Corporate	44	45		45	-2.2%
Intercompany eliminations	(215)	(217)		(217)	0.9%
Total net revenues	$303,604	$309,373	$-	$309,373	-1.9%

Gross profit:
Consumer Floral & Gifts	$61,919	$76,003		$76,003	-18.5%
	38.2%	41.9%		41.9%

BloomNet	14,487	15,409		15,409	-6.0%
	43.4%	50.0%		50.0%

Gourmet Foods & Gift Baskets	25,113	34,163		34,163	-26.5%
	23.2%	35.0%		35.0%

Corporate	(61)	(61)		(61)	0.0%
	-138.6%	-135.6%		-135.6%

Total gross profit	$101,458	$125,514	$-	$125,514	-19.2%
	33.4%	40.6%	-	40.6%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$10,810	$19,190	$-	$19,190	-43.7%
BloomNet	9,517	10,860		10,860	-12.4%
Gourmet Foods & Gift Baskets	(18,710)	(7,673)		(7,673)	-143.8%
Segment Contribution Margin Subtotal	1,617	22,377	-	22,377	-92.8%
Corporate (b)	(30,283)	(31,731)	456	(31,275)	3.2%
EBITDA (non-GAAP)	(28,666)	(9,354)	456	(8,898)	-222.2%
Add: Stock-based compensation	1,555	3,005		3,005	-48.3%
Add: Compensation charge related to NQ Plan Investment (Depreciation) Appreciation	(906)	567		567	-259.8%
Adjusted EBITDA (non-GAAP)	$(28,017)	$(5,782)	$456	$(5,326)	-426.0%

Reconciliation of net loss to adjusted net loss (non-GAAP):	Three Months Ended
	October 2, 2022	September 26, 2021

Net loss	$(33,692)	$(13,199)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP)
Add: Transaction costs	-	456
Deduct: Income tax effect on adjustments (c)	-	(173)
Adjusted net loss (non-GAAP)	$(33,692)	$(12,916)

Basic and diluted net loss per common share	$(0.52)	$(0.20)

Basic and diluted adjusted net loss per common share (non-GAAP)	$(0.52)	$(0.20)

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net loss per common share	64,538	65,062

Reconciliation of net loss to adjusted EBITDA (non-GAAP):	Three Months Ended
	October 2, 2022	September 26, 2021

Net loss	$(33,692)	$(13,199)
Add: Interest expense and other, net	3,743	932
Add: Depreciation and amortization	12,694	10,970
Deduct: Income tax benefit	(11,411)	(8,057)
EBITDA	(28,666)	(9,354)
Add: Stock-based compensation	1,555	3,005
Add: Compensation charge related to NQ plan investment (depreciation) appreciation	(906)	567
Add: Transaction costs	-	456
Adjusted EBITDA	$(28,017)	$(5,326)

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

(c) Income tax effect on adjustments is calculated based upon the Company’s effective tax rate during the applicable period.

Results of Operations

Net revenues

	Three Months Ended
	October 2, 2022	September 26, 2021	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$238,922	$263,371	-9.3%
Other	64,682	46,002	40.6%
Total net revenues	$303,604	$309,373	-1.9%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 1.9% during the three months ended October 2, 2022, compared to the same period of the prior year due to lower volume within the Consumer Floral & Gifts segment, partially offset by increased volume in the Gourmet Foods & Gift Baskets and BloomNet segments. Adjusted for the non-comparative impact of Alice’s Table and Vital Choice, which were acquired on December 31, 2021 and October 27, 2021, respectively, consolidated revenues decreased 3.6%, in comparison to the prior year period.

To provide perspective, our post-pandemic Q1 fiscal 2023 revenues exceeded our pre-pandemic Q1 fiscal 2019 revenues by 79.1% This revenue growth includes revenues attributable to Shari’s Berries, which was acquired in August 2019, PersonalizationMall, which was acquired on August 3, 2020, Vital Choice, which was acquired on October 27, 2021, and Alice's Table, which was acquired on December 31, 2021. Excluding revenues from these acquisitions, pro-forma revenue growth exceeded pre-pandemic Q1 fiscal 2019 revenues by 50.7%.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	October 2, 2022	September 26, 2021	% Change	October 2, 2022	September 26, 2021	% Change	October 2, 2022	September 26, 2021	% Change	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021	% Change
Net revenues
E-commerce	$160,382	$179,286	-10.5%	$-	$-	-%	$78,540	$84,085	-6.6%	$-	$-	$238,922	$263,371	-9.3%
Other	1,798	1,943	-7.5%	33,367	30,834	8.2%	29,688	13,397	121.6%	(171)	(172)	64,682	46,002	40.6%
Total net revenues	$162,180	$181,229	-10.5%	$33,367	$30,834	8.2%	$108,228	$97,482	11.0%	$(171)	$(172)	$303,604	$309,373	-1.9%

Other revenues detail
Retail and other	1,798	1,943	-7.5%	-	-		1,907	1,837	3.8%	-	-	3,705	3,780	-2.0%
Wholesale	-	-		13,622	9,984	36.4%	27,781	11,560	140.3%	-	-	41,403	21,544	92.2%
BloomNet services	-	-		19,745	20,850	-5.3%	-	-		-	-	19,745	20,850	-5.3%
Corporate	-	-		-	-		-	-		44	45	44	45	-2.2%
Eliminations	-	-		-	-		-	-		(215)	(217)	(215)	(217)	0.9%
Total other revenues	$1,798	1,943	-7.5%	$33,367	$30,834	8.2%	$29,688	$13,397	121.6%	$(171)	$(172)	$64,682	46,002	40.6%

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 9.3% during the three months ended October 2, 2022 compared to the same period of the prior year as a result of lower consumer demand for “Everyday” gifts, across all segments, due to the macro-economic conditions noted above. The lower order volume (3.1 million, -15.1%) was partially offset by pricing initiatives and product mix, which drove a higher average sale ($75.78, +6.7%). Excluding the impact of the acquisitions of Vital Choice and Alice’s Table, pro-forma revenue declined 3.6% during the period. During the three months ended October 2, 2022, the Company added approximately 0.8 million new e-commerce customers, a decrease of 9.2% compared to the same period of the prior year, while existing customers contributed approximately 70% of our total e-commerce revenues during the quarter.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues increased by 40.6% during the three months ended October 2, 2022, compared to the same period of the prior year, due to increased wholesale product demand, attributable to the return of consumers to “brick-and-mortar” shopping, and the timing of certain DesignPac shipments due to improvements in the global supply chain, partially offset by a decrease in BloomNet services revenues.

Revenue by segment:

Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com and PersonalizationMall brands, as well as Alice’s Table, subsequent to its acquisition on December 31, 2021, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues within this segment decreased 10.5% during the three months ended October 2, 2022, compared to the same period of the prior year, due to reduced “Everyday” product demand, as consumer discretionary spending continues to shrink in the current inflationary environment. Pro-forma segment revenues decreased 10.6% during the three months ended October 2, 2022, adjusting for the acquisition of Alice’s Table.

BloomNet - revenues in this segment are derived from membership fees, as well as other product and service offerings. Net revenues increased 8.2% during the three months ended October 2, 2022, compared to the same period of the prior year, due to strong wholesale product demand, and product availability, which had been constrained by supply chain issues in the prior year, partially offset by lower services revenue. The services revenue decline was attributable to membership/transaction fee revenues associated with a decline in order volume going through the network, as well as lower directory services ad revenues.

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

Net revenues within this segment increased 11.0% during the three months ended October 2, 2022, compared to the same period of the prior year, as a result of favorable wholesale and retail revenues, due to improved demand as consumers return to traditional “brick-and-mortar” shopping, as well as timing of DesignPac revenues, which moved into the second quarter of the prior year as production was slowed by supply chain issues. E-commerce sales were lower than prior year as a result of the macro-economic issues noted above, partially offset by strategic price increases, and the incremental revenues attributable to Vital Choice, which was acquired on October 27, 2021, and subsequently integrated within the operations of Harry & David. This segment has also been impacted by the reductions in “EveryDay” volumes, due to the macro-economic conditions noted above, combined with the fact that the segment also experienced the highest growth rates during the Pandemic when food gifts/self-consumption peaked. Pro-forma segment revenues increased 5.6% during the three months ended October 2, 2022, adjusting for the acquisition of Vital Choice.

Gross profit

	Three Months Ended
	October 2, 2022	September 26, 2021	% Change
	(dollars in thousands)

Gross profit	$101,458	$125,514	-19.2%
Gross profit %	33.4%	40.6%

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

Gross profit decreased 19.2% during the three months ended October 2, 2022 compared to the same period of the prior year, primarily due to a significantly lower gross profit percentage, as well as the lower revenues noted above. Gross profit percentage decreased across all three segments, reflecting macro-economic headwinds which included higher commodity, labor, inbound and outbound shipping costs, including the impact of fuel surcharges, as well as the write-off of dated perishable product.

The Company has and will continue to implement strategies designed to mitigate the impact of these headwinds, including pricing initiatives across our product assortment, implementing logistics optimization programs to enhance our outbound shipping operations and manage rising third-party shipping costs and deploying automation to increase throughput and efficiency and address high cost of labor. In addition, ocean freight and certain commodity costs have come down significantly from their highs of last year.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 18.5% during the three months ended October 2, 2022, due to a decrease in gross profit percentage, as well as the lower revenues noted above. Gross profit percentage was negatively impacted by increased cost of merchandise, driven by higher ocean freight and product costs, as well as higher outbound freight, and labor rates, partially offset by pricing initiatives which are reflected in the higher average order value noted above.

BloomNet segment - Gross profit decreased by 6.0% during the three months ended October 2, 2022 compared to the same period of the prior year, due to the impact of sales mix, with a greater proportion of revenues derived from lower margin wholesale product sales, and higher rebates, partially offset by lower wholesale product costs due to easing of the supply chain issues experienced in the prior year.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 26.5% during the three months ended October 2, 2022 compared to the same period of the prior year, due to a significant decrease in gross profit percentage, partially offset by the increase in revenues noted above. The lower gross profit percentage was due to the impact of higher component costs due to inflationary pressure, higher labor rates, charges associated with the write-off of expiring inventories, product/channel mix with a larger proportion of wholesale product revenues, and outbound transportation costs increases, partially offset by pricing initiatives.

Marketing and sales expense

	Three Months Ended
	October 2, 2022	September 26, 2021	% Change
	(dollars in thousands)

Marketing and sales	$89,139	$94,379	-5.6%
Percentage of net revenues	29.4%	30.5%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 5.6% during the three months ended October 2, 2022, compared to the same period of the prior year, due to variable components associated with lower revenues, combined with reductions in advertising spend, partially offset by higher labor costs, due to increases in rate.

Technology and development expense

	Three Months Ended
	October 2, 2022	September 26, 2021	% Change
	(dollars in thousands)

Technology and development	$14,740	$13,423	9.8%
Percentage of net revenues	4.9%	4.3%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense increased by 9.8% during the three months ended October 2, 2022 compared to the same period of the prior year, primarily due to higher maintenance and support for the Company’s technology platform enhancements, including higher labor and consulting costs.

General and administrative expense

	Three Months Ended
	October 2, 2022	September 26, 2021	% Change
	(dollars in thousands)

General and administrative	$26,245	$27,066	-3.0%
Percentage of net revenues	8.6%	8.7%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses decreased 3.0% during the three months ended October 2, 2022, compared to the same period of the prior year, due to lower labor and related costs, primarily resulting from a decrease in non-qualified deferred compensation plan investment income (refer to equal offset in “other income/expense, net”), partially offset by higher professional fees.

Depreciation and amortization expense

	Three Months Ended
	October 2, 2022	September 26, 2021	% Change
	(dollars in thousands)

Depreciation and amortization	$12,694	$10,970	15.7%
Percentage of net revenues	4.2%	3.5%

Depreciation and amortization expense increased 15.7% during the three months ended October 2, 2022, compared to the same period of the prior year, due to distribution facility automation projects and IT related ecommerce/platform enhancements, as well as incremental amortization associated with the Vital Choice and Alice’s Table acquisitions.

Interest expense, net

	Three Months Ended
	October 2, 2022	September 26, 2021	% Change
	(dollars in thousands)

Interest expense, net	$2,821	$1,528	84.6%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 84.6% during the three months ended October 2, 2022 compared to the same period of the prior year, due to a higher level of borrowings against the Company’s line of credit, higher interest rates, and an increase in the amortization of deferred financing costs associated with Credit Facility amendments in November 2021 and August 2022.

Other expense (income), net

	Three Months Ended
	October 2, 2022	September 26, 2021	% Change
	(dollars in thousands)

Other expense (income), net	$922	$(596)	-254.7%

Other expense (income), net for the three months ended October 2, 2022, consists primarily of investment losses/(gains) on the Company’s NQDC Plan assets.

Income Taxes

The Company recorded income tax benefit of $11.4 million and $8.1 million, during the three months ended October 2, 2022 and September 26, 2021, respectively. The Company’s effective tax rate for the three months ended October 2, 2022 was 25.3% compared to 37.9% in the same period of the prior year. The effective tax rate differed from the U.S. federal statutory rate of 21% for the three months ended October 2, 2022, primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits. The effective tax rate differed from the U.S. federal statutory rate of 21% for the three months ended September 26, 2021, primarily due to excess tax benefits from stock-based compensation, as well as state income taxes and nondeductible expenses for executive compensation.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the Company’s Credit Agreement (see Note 8 - Debt in Item 1 for details). At October 2, 2022, the Company had working capital of $46.4 million, including cash and cash equivalents of $9.4 million, compared to working capital of $82.5 million, including cash and cash equivalents of $31.5 million, at July 3, 2022.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Valentine’s Day, Easter, Administrative Professionals Week, and Mother’s Day, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

During the first quarter of fiscal 2023, the Company borrowed $140.0 million under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements. Working capital borrowings typically peak in November after which time cash generated from operations during the Christmas holiday shopping season is expected to enable the Company to repay such borrowings.

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

Cash Flows

Net cash used in operating activities of $146.3 million, for the three months ended October 2, 2022, was primarily attributable to the Company’s net loss during the period, combined with seasonal changes in net working capital, including increases in inventory, trade receivables, prepaid and other, as well as accounts payable and accrued expenses, partially offset by non-cash charges for depreciation and amortization and stock-based compensation.

Net cash used in investing activities of $11.0 million, for the three months ended October 2, 2022, was primarily attributable to capital expenditures related to the Company's technology initiatives, as well as manufacturing, production, and warehousing equipment.

Net cash provided by financing activities of $135.3 million, for the three months ended October 2, 2022, related primarily to net proceeds from bank borrowings under the Company’s working capital line of credit.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At October 2, 2022, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's existing Credit Agreement (see Note 8 - Debt in Item 1 for details and payments due by period).
●	Operating lease obligations – payments due under the Company’s operating leases (see Note 13 - Leases in Item 1 for details and payments due by period for the long-term operating leases).
●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Purchase commitments	$118,155	$21,484	$6,724	$2,472	$148	$-	$148,983

Critical Accounting Policies and Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2022, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since July 3, 2022.

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

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:
o	to achieve revenue and profitability;
o	to leverage its operating platform and reduce operating expenses;
o	to manage the seasonality of its business;
o	to cost effectively acquire and retain customers;
o	to successfully integrate acquired businesses and assets;
o	to reduce working capital requirements and capital expenditures;
o	to mitigate the impact of supply chain cost and capacity constraints;
o	to compete against existing and new competitors;
o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o	to cost effectively manage inventories;

●	the outcome of contingencies, including legal proceedings in the normal course of business;
●	general consumer sentiment and economic conditions that may affect among other things, the levels of discretionary customer purchases of the Company’s products and the costs of shipping and labor; and
●	the impact of the COVID-19 pandemic on our business and financial statements.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended July 3, 2022 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to any additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Due to the currently low rates of return the Company is receiving on its cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on the Company’s interest income. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 million during the three months ended October 2, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of October 2, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were not effective as of October 2, 2022, due to a material weakness in internal control over financial reporting related to logical access and segregation of duties, at the application control level, in certain information technology environments. The material weakness was first identified and reported in Management's Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the period ending July 3, 2022.

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

Notwithstanding the material weakness described in Management's Report on logical access and segregation of duties in certain technology environments, our management has concluded that our consolidated financial statements for the periods covered by this form 10-Q are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

Except for the remedial actions described above, there were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended October 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Call Center Worker Claim:

In March of 2018, a putative class action lawsuit was filed against a subsidiary of the Company (the “Subsidiary”) in the U.S. District Court for the District of Oregon, Medford Division (the “Court”), alleging violations of the federal Fair Labor Standards Act (FLSA) and Oregon state law. The complaint was brought on behalf of a putative class of call center workers and alleged that certain Subsidiary policies and practices resulted in class members’ performance of unpaid work. The plaintiff sought class certification, compensation for alleged unpaid and underpaid wages, civil penalties, prejudgment interest, liquidated damages, litigation costs, and attorneys’ fees. Following mediation, the parties reached an agreement in April 2022 to resolve all claims. The settlement agreement remains subject to certain judicial approvals. The Subsidiary’s payment liability under the settlement agreement is capped at a maximum amount of $3.3 million, and the amount payable will depend on the number of claims filed by class members and the amounts of attorneys’ fees and litigation costs approved by the Court. In September 2022, the Court granted final approval of the settlement agreement. The parties are awaiting a final calculation from the settlement administrator. During the quarter ended March 27, 2022, the Company accrued $2.9 million, which is included in "Accrued expenses" in the consolidated balance sheets at July 3, 2022 and October 2, 2022, based upon the expected "opt-in" participation rate of the class members. In entering into the settlement agreement, the Subsidiary is making no admission of liability.

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

ITEM 1A. RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 3, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of October 2, 2022, $33.2 million remained authorized under the plan.

The Company did not repurchase any common stock during the first three months of fiscal 2023, which included the period July 4, 2022 through October 2, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Third Amendment, dated as of August 29, 2022, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, to that certain Second Amended and Restated Credit Agreement, dated as of May 31, 2019.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 14, 2022	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2022	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)