Form 10-Q
period 2023-01-01
1 800 FLOWERS COM INC
filed 2023-02-10
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2023

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 3, 2023:

Class A common stock: 37,698,868
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended January 1, 2023

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – January 1, 2023 (Unaudited) and July 3, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Six Months Ended January 1, 2023 and December 26, 2021	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three and Six Months Ended January 1, 2023 and December 26, 2021	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended January 1, 2023 and December 26, 2021	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II.	Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures		39

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	January 1, 2023	July 3, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,718	$31,465
Trade receivables, net	53,027	23,812
Inventories	201,057	247,563
Prepaid and other	24,929	45,398
Total current assets	468,731	348,238

Property, plant and equipment, net	235,913	236,481
Operating lease right-of-use assets	131,722	129,390
Goodwill	213,999	213,287
Other intangibles, net	142,847	145,568
Other assets	23,787	21,927
Total assets	$1,216,999	$1,094,891

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,095	$57,386
Accrued expenses	233,926	175,392
Current maturities of long-term debt	20,000	20,000
Current portion of long-term operating lease liabilities	15,289	12,919
Total current liabilities	344,310	265,697

Long-term debt, net	132,786	142,497
Long-term operating lease liabilities	124,725	123,662
Deferred tax liabilities, net	34,895	35,742
Other liabilities	19,757	17,884
Total liabilities	656,473	585,482

Commitments and contingencies (See Note 13 and Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 58,256,031 and 57,706,389 shares issued at January 1, 2023 and July 3, 2022	583	577
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 and 32,529,614 shares issued at January 1, 2023 and July 3, 2022	323	325
Additional paid-in capital	383,335	379,885
Retained earnings	364,623	315,785
Accumulated other comprehensive loss	(211)	(211)
Treasury stock, at cost, 20,558,644 and 20,418,396 Class A shares at January 1, 2023 and July 3, 2022, and 5,280,000 Class B shares at January 1, 2023 and July 3, 2022	(188,127)	(186,952)
Total stockholders’ equity	560,526	509,409
Total liabilities and stockholders’ equity	$1,216,999	$1,094,891

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021

Net revenues	$897,877	$943,044	$1,201,481	$1,252,417
Cost of revenues	530,111	564,594	732,257	748,453
Gross profit	367,766	378,450	469,224	503,964
Operating expenses:
Marketing and sales	194,466	207,771	283,605	302,150
Technology and development	14,952	13,490	29,692	26,913
General and administrative	28,908	28,872	55,153	55,938
Depreciation and amortization	14,315	12,588	27,009	23,558
Total operating expenses	252,641	262,721	395,459	408,559
Operating income	115,125	115,729	73,765	95,405
Interest expense, net	4,143	1,723	6,964	3,251
Other expense (income), net	148	(2,457)	1,070	(3,053)
Income before income taxes	110,834	116,463	65,731	95,207
Income tax expense	28,304	27,995	16,893	19,938
Net income and comprehensive net income	82,530	88,468	48,838	75,269

Basic net income per common share	$1.28	$1.36	$0.76	$1.16

Diluted net income per common share	$1.27	$1.34	$0.75	$1.14

Weighted average shares used in the calculation of net income per common share:
Basic	64,675	65,261	64,606	65,161
Diluted	64,835	65,969	64,820	65,954

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended January 1, 2023 and December 26, 2021
							Accumulated
	Common Stock				Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at October 2, 2022	57,706,389	$577	32,529,614	$325	$381,440	$282,093	$(211)	25,698,396	$(186,952)	$477,272
Net income	-	-	-	-	-	82,530	-	-	-	82,530
Stock-based compensation	368,249	4	-	-	1,895	-	-	-	-	1,899
Conversion – Class B into Class A	181,393	2	(181,393)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	140,248	(1,175)	(1,175)
Balance at January 1, 2023	58,256,031	$583	32,348,221	$323	$383,335	$364,623	$(211)	25,838,644	$(188,127)	$560,526

Balance at September 26, 2021	56,098,061	$561	33,433,614	$334	$374,667	$272,976	$(318)	24,393,867	$(157,846)	$490,374
Net income	-	-	-	-	-	88,468	-	-	-	88,468
Stock-based compensation	530,821	6	-	-	2,285	-	-	-	-	2,291
Exercise of stock options	149,200	1	-	-	282	-	-	-	-	283
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	539,281	(16,456)	(16,456)
Balance at December 26, 2021	56,778,082	$568	33,433,614	$334	$377,234	$361,444	$(318)	24,933,148	$(174,302)	$564,960

	Six Months Ended January 1, 2023 and December 26, 2021
							Accumulated
	Common Stock				Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409
Net income	-	-	-	-	-	48,838	-	-	-	48,838
Stock-based compensation	368,249	4	-	-	3,450	-	-	-	-	3,454
Conversion – Class B into Class A	181,393	2	(181,393)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	140,248	(1,175)	(1,175)
Balance at January 1, 2023	58,256,031	$583	32,348,221	$323	$383,335	$364,623	$(211)	25,838,644	$(188,127)	$560,526

Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070
Net income	-	-	-	-	-	75,269	-	-	-	75,269
Stock-based compensation	780,721	8	-	-	5,288	-	-	-	-	5,296
Exercise of stock options	321,700	3	-	-	843	-	-	-	-	846
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	827,307	(25,521)	(25,521)
Balance at December 26, 2021	56,778,082	$568	33,433,614	$334	$377,234	$361,444	$(318)	24,933,148	$(174,302)	$564,960

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	January 1, 2023	December 26, 2021

Operating activities:
Net income	$48,838	$75,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,009	23,558
Amortization of deferred financing costs	671	616
Deferred income taxes	(846)	(1,306)
Bad debt expense	2,407	(1,285)
Stock-based compensation	3,454	5,296
Other non-cash items	(470)	(448)
Changes in operating items:
Trade receivables	(31,622)	(55,074)
Inventories	46,506	(28,534)
Prepaid and other	7,550	8,172
Accounts payable and accrued expenses	89,050	160,459
Other assets and liabilities	1,113	(875)
Net cash provided by operating activities	193,660	185,848

Investing activities:
Acquisitions, net of cash acquired	-	(20,786)
Capital expenditures, net of non-cash expenditures	(23,849)	(32,608)
Net cash used in investing activities	(23,849)	(53,394)

Financing activities:
Acquisition of treasury stock	(1,175)	(25,521)
Proceeds from exercise of employee stock options	-	846
Proceeds from bank borrowings	195,900	125,000
Repayment of notes payable and bank borrowings	(205,900)	(135,000)
Debt issuance cost	(383)	(284)
Net cash used in financing activities	(11,558)	(34,959)

Net change in cash and cash equivalents	158,253	97,495
Cash and cash equivalents:
Beginning of period	31,465	173,573
End of period	$189,718	$271,068

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended January 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2023. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 3, 2022, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

Our total deferred revenue as of July 3, 2022 was $33.7 million (included in “Accrued expenses” on our consolidated balance sheets), of which $9.9 and $26.8 million was recognized as revenue during the three and six months ended January 1, 2023. The deferred revenue balance as of January 1, 2023 was $46.5 million.

Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

Note 2 – Net Income (Loss) Per Common Share

Basic net income per common share is computed by dividing the net income during the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income during the period by the sum of the weighted-average number of common shares outstanding during the period and the potentially dilutive common shares (consisting of employee stock options and unvested restricted stock awards).

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
	(in thousands, except per share data)
Numerator:
Net income	$82,530	$88,468	$48,838	$75,269

Denominator:
Weighted average shares outstanding	64,675	65,261	64,606	65,161
Effect of dilutive securities:
Employee stock options	-	14	-	98
Employee restricted stock awards	160	694	214	695
	160	708	214	793

Adjusted weighted-average shares and assumed conversions	64,835	65,969	64,820	65,954

Net income per common share
Basic	$1.28	$1.36	$0.76	$1.16
Diluted	$1.27	$1.34	$0.75	$1.14

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
	(in thousands)
Stock options	$593	$9	$593	$18
Restricted stock	1,306	2,282	2,861	5,278
Total	1,899	2,291	3,454	5,296
Deferred income tax benefit	465	565	846	1,306
Stock-based compensation expense, net	$1,434	$1,726	$2,608	$3,990

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
	(in thousands)
Marketing and sales	$874	$1,006	$1,574	$2,333
Technology and development	152	91	307	211
General and administrative	873	1,194	1,573	2,752
Total	$1,899	$2,291	$3,454	$5,296

Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the six months ended January 1, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 3, 2022	-	$-
Granted	2,346,416	$8.59
Exercised	-	$-
Forfeited	-	-
Outstanding at January 1, 2023	2,346,416	$8.59	9.9	$2,276

Exercisable at January 1, 2023	-	$-	-	$-

As of January 1, 2023, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $11.4 million and the weighted average period over which these awards are expected to be recognized was 2.9 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the six months ended January 1, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 3, 2022	929,709	$21.82
Granted	717,799	$8.38
Vested	(368,249)	$17.68
Forfeited	(37,903)	$21.30
Non-vested at January 1, 2023	1,241,356	$15.29

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of January 1, 2023, there was $13.7 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over the weighted-average remaining period of 2.9 years.

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

After working capital and related adjustments, total consideration was approximately $20.0 million, and was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values, as a result of information that was available as of the date of the acquisition. During the quarter ended January 1, 2023, the Company finalized its purchase price allocation, resulting in immaterial adjustments to the preliminary carrying value of the respective recorded assets and the residual amount that was allocated to goodwill.

The following table summarizes the allocation of the purchase price to the fair values of assets acquired and liabilities assumed:

	Vital Choice Preliminary Purchase Price Allocation	Measurement Period Interim Adjustments	Vital Choice Purchase Price Allocation
	October 27,		January 1,
	2021		2023
	(in thousands)

Inventory	$8,653	$-	$8,653
Other current assets	929	(474)	455
Property, plant and equipment	205	(205)	-
Intangible assets	9,800	(600)	9,200
Goodwill	4,383	634	5,017
Total assets acquired	23,970	(645)	23,325

Current liabilities	3,621	(256)	3,365
Net assets acquired	$20,349	$(389)	$19,960

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

Of the acquired intangible assets, $4.3 million was assigned to customer lists, which is being amortized over the estimated remaining life of 5 years, $4.9 million was assigned to tradenames (indefinite life), and $5.0 million was assigned to goodwill (indefinite life), which is expected to be deductible for tax purposes. The goodwill recognized is primarily related to synergistic value created in terms of both operating costs and revenue growth opportunities, enhanced financial and operational scale, and other strategic benefits.

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

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice’s Table, Inc. (“Alice’s Table”), a lifestyle business offering fully digital livestreaming and on demand floral, culinary and other experiences to guests across the country. The Company utilized existing cash of $0.8 million, contributed accounts receivable due from Alice’s Table of $0.3 million, and converted its cost method investment in Alice’s Table of $0.3 million, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Immediately prior to completing the acquisition, the Company wrote down its previous cost method investment in Alice’s Table to its $0.3 million fair value, on the date of the acquisition, resulting in an impairment of $0.7 million, which is recorded in the “Other (income) expense, net” line item on the Statement of Operations for the fiscal year ended July 3, 2022. Alice’s Table revenues were approximately $3.8 million during its most recent fiscal year ended September 30, 2021.

The resulting total consideration of $1.3 million was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values, as a result of information that was available as of the date of the acquisition. During the quarter ended January 1, 2023, the Company finalized its purchase price allocation, resulting in immaterial adjustments to the preliminary carrying value of the respective recorded assets and the residual amount that was allocated to goodwill. The consideration transferred was allocated to: goodwill of $0.8 million, trademarks of $0.5 million, customer lists of $0.2 million (4-year life), and liabilities of $0.2 million.

Note 5 – Inventory, Net

The Company’s inventory, stated at cost, which is not in excess of market, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	January 1, 2023	July 3, 2022
	(in thousands)
Finished goods	$109,404	$128,760
Work-in-process	19,065	29,270
Raw materials	72,588	89,533
Total inventory	$201,057	$247,563

Note 6 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at July 3, 2022	$151,600	$-	$61,687	$213,287
Measurement period adjustment for Vital Choice Acquisition	-	-	600	600
Measurement period adjustment for Alice's Table Acquisition	112	-	-	112
Balance at January 1, 2023	$151,712	$-	$62,287	$213,999

The Company’s other intangible assets consist of the following:

				January 1, 2023			July 3, 2022
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$6,516	$904	$7,420	$6,464	$956
Customer lists	3	-	10	28,309	19,512	8,797	28,509	17,473	11,036
Other	5	-	14	2,946	2,573	373	2,946	2,543	403
Total intangible assets with determinable lives				38,675	28,601	10,074	38,875	26,480	12,395
Trademarks with indefinite lives				132,773	-	132,773	133,173	-	133,173
Total identifiable intangible assets				$171,448	$28,601	$142,847	$172,048	$26,480	$145,568

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2023 - $2.0 million, fiscal 2024 - $4.2 million, fiscal 2025 - $1.7 million, fiscal 2026 - $1.1 million, fiscal 2027 - $0.5 million and thereafter - $0.6 million.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $3.5 million as of January 1, 2023 and July 3, 2022, respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt, Net

The Company’s current and long-term debt consists of the following:

	January 1, 2023	July 3, 2022
	(in thousands)
Revolver	$-	$-
Term Loans	155,000	165,000
Deferred financing costs	(2,214)	(2,503)
Total debt	152,786	162,497
Less: current debt	20,000	20,000
Long-term debt	$132,786	$142,497

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

The Existing Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of January 1, 2023. The Existing Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and 2020 Term Loan are as follows: $10.0 million – remainder of fiscal 2023 and $145.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	January 1, 2023	July 3, 2022
	(in thousands)
Land	$33,866	$33,862
Orchards in production and land improvements	20,134	19,773
Building and building improvements	66,631	65,909
Leasehold improvements	29,039	26,266
Production equipment	120,179	106,244
Furniture and fixtures	8,895	8,985
Computer and telecommunication equipment	40,590	38,934
Software	180,187	165,289
Capital projects in progress	3,980	14,525
Property, plant and equipment, gross	503,501	479,787
Accumulated depreciation and amortization	(267,588)	(243,306)
Property, plant and equipment, net	$235,913	$236,481

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of January 1, 2023:
Trading securities held in a “rabbi trust” (1)	$19,621	$19,621	$-	$-
Total assets (liabilities) at fair value	$19,621	$19,621	$-	$-

As of July 3, 2022:
Trading securities held in a “rabbi trust” (1)	$17,760	$17,760	$-	$-
Total assets (liabilities) at fair value	$17,760	$17,760	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and six months ended January 1, 2023 was 25.5% and 25.7% respectively, compared to 24.0% and 20.9% in the same periods of the prior year. The effective rates for fiscal 2023 differed from the U.S. federal statutory rate of 21.0% due to state income taxes, nondeductible expenses for executive compensation and tax shortfalls related to stock-based compensation, partially offset by various permanent differences and tax credits. The effective tax rates for fiscal 2022 differed from the U.S. federal statutory rate of 21.0% due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits, including tax windfalls from stock-based compensation.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At January 1, 2023, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.4 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net Revenues:	(in thousands)
Segment Net Revenues:
Consumer Floral & Gifts	$277,049	$315,083	$439,229	$496,312
BloomNet	32,852	37,930	66,219	68,764
Gourmet Foods & Gift Baskets	588,431	590,946	696,659	688,428
Corporate	72	69	116	114
Intercompany eliminations	(527)	(984)	(742)	(1,201)
Total net revenues	$897,877	$943,044	$1,201,481	$1,252,417

Operating Income:
Segment Contribution Margin:
Consumer Floral & Gifts	$27,886	$38,156	$38,696	$57,346
BloomNet	9,348	11,887	18,865	22,747
Gourmet Foods & Gift Baskets	123,503	110,502	104,793	102,829
Segment Contribution Margin Subtotal	160,737	160,545	162,354	182,922
Corporate (a)	(31,297)	(32,228)	(61,580)	(63,959)
Depreciation and amortization	(14,315)	(12,588)	(27,009)	(23,558)
Operating income	$115,125	$115,729	$73,765	$95,405

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net revenues
E-commerce	$275,081	$312,820	$-	$-	$515,329	$514,702	$-	$-	$790,410	$827,522
Other	1,968	2,263	32,852	37,930	73,102	76,244	(455)	(915)	107,467	115,522
Total net revenues	$277,049	$315,083	$32,852	$37,930	$588,431	$590,946	$(455)	$(915)	$897,877	$943,044

Other revenues detail
Retail and other	1,968	2,263	-	-	4,313	4,591	-	-	6,281	6,854
Wholesale	-	-	12,054	14,584	68,789	71,653	-	-	80,843	86,237
BloomNet services	-	-	20,798	23,346	-	-	-	-	20,798	23,346
Corporate	-	-	-	-	-	-	72	69	72	69
Eliminations	-	-	-	-	-	-	(527)	(984)	(527)	(984)
Total other revenues	$1,968	2,263	$32,852	$37,930	$73,102	$76,244	$(455)	$(915)	$107,467	115,522

	Six Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net revenues
E-commerce	$435,463	$492,106	$-	$-	$593,869	$598,787	$-	$-	$1,029,332	$1,090,893
Other	3,766	4,206	66,219	68,764	102,790	89,641	(626)	(1,087)	172,149	161,524
Total net revenues	$439,229	$496,312	$66,219	$68,764	$696,659	$688,428	$(626)	$(1,087)	$1,201,481	$1,252,417

Other revenues detail
Retail and other	3,766	4,206	-	-	6,221	6,428	-	-	9,987	10,634
Wholesale	-	-	25,675	24,568	96,569	83,213	-	-	122,244	107,781
BloomNet services	-	-	40,544	44,196	-	-	-	-	40,544	44,196
Corporate	-	-	-	-	-	-	116	114	116	114
Eliminations	-	-	-	-	-	-	(742)	(1,201)	(742)	(1,201)
Total other revenues	$3,766	4,206	$66,219	$68,764	$102,790	$89,641	$(626)	$(1,087)	$172,149	161,524

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

Additional information related to our leases is as follows:

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
	(in thousands)
Lease costs:
Operating lease costs	$5,606	$5,101	$10,953	$9,064
Variable lease costs	6,603	5,745	12,454	10,875
Short-term lease cost	2,889	2,916	4,454	4,497
Sublease income	(241)	(175)	(484)	(357)
Total lease costs	$14,857	$13,587	$27,377	$24,079

Cash paid for amounts included in measurement of operating lease liabilities			$9,851	$7,309
Right-of-use assets obtained in exchange for new operating lease liabilities			$10,521	$55,433

January 1, 2023
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	9.1
Weighted-discount rate - operating leases	3.9%

Maturities of lease liabilities in accordance with ASC 842 as of January 1, 2023 and reconciliation to balance sheet are as follows (in thousands):

Remainder of 2023	$9,358
2024	22,235
2025	19,946
2026	18,006
2027	16,376
Thereafter	82,497
Total Future Minimum Lease Payments	168,418
Less: Imputed Remaining Interest	28,404
Total Operating Lease Liabilities	140,014
Less: Current portion of long-term operating lease liabilities	15,289
Long-term operating lease liabilities	$124,725

Note 14 - Accrued Expenses

Accrued expenses consisted of the following:

	January 1, 2023	July 3, 2022
	(in thousands)
Payroll and employee benefits	$33,543	$37,617
Deferred revenue	46,537	33,746
Accrued marketing expenses	22,138	19,506
Accrued florist payout	22,210	18,938
Accrued purchases	46,464	32,141
Other	63,034	33,444
Accrued Expenses	$233,926	$175,392

Note 15 – Commitments and Contingencies

Litigation

Call Center Worker Claim:

In March of 2018, a putative class action lawsuit was filed against a subsidiary of the Company (the “Subsidiary”) in the U.S. District Court for the District of Oregon, Medford Division (the “Court”), alleging violations of the federal Fair Labor Standards Act (FLSA) and Oregon state law. The complaint was brought on behalf of a putative class of call center workers and alleged that certain Subsidiary policies and practices resulted in class members’ performance of unpaid work. The plaintiff sought class certification, compensation for alleged unpaid and underpaid wages, civil penalties, prejudgment interest, liquidated damages, litigation costs, and attorneys’ fees. Following mediation, the parties reached an agreement in April 2022 to resolve all claims. In September 2022, the Court granted final approval of the settlement agreement, and in November 2022, the Company remitted payment of approximately $2.9 million, which was previously accrued during the quarter ended March 27, 2022, and was included in "Accrued expenses" in the consolidated balance sheets at  July 3, 2022. In entering into the settlement agreement, the Subsidiary made no admission of liability.

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

Note 16. Subsequent Events

Acquisition of Things Remembered

On January 10, 2023, the Company completed its acquisition of the Things Remembered brand, a provider of personalized gifts, which will maintain it's well-known brand and whose operations will be integrated within the PersonalizationMall brand, in the Consumer Floral & Gifts segment.

The Company used cash on its balance sheet to fund the $5.0 million purchase, which included the intellectual property, customer list, as well as certain residual inventory and equipment. The acquisition did not include Things Remembered retail stores. Things Remembered’s annual revenues from its ecommerce operations, based on its most recently available financial information was $30.4 million for the twelve months ended November 30, 2022.

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

Business Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features an all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Stock Yards® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; and Alice’s Table®, a lifestyle business offering fully digital livestreaming and on demand floral, culinary and other experiences to guests across the country.

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

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice’s Table LLC (“Alice’s Table”), a lifestyle business offering fully digital livestreaming and on demand floral, culinary and other experiences to guests across the country. The Company utilized existing cash of $0.8 million, converted the existing accounts receivable from Alice’s Table of $0.3 million and its previous $0.3 million cost method investment in Alice’s Table, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Alice’s Table revenues were approximately $3.8 million during the twelve-month period ended September 30, 2021 - see Note 4 –Acquisitions in Item 1.

Acquisition of Things Remembered

On January 10, 2023, the Company completed its acquisition of the Things Remembered brand, a provider of personalized gifts, which will maintain it's well-known brand and whose operations will be integrated within the PersonalizationMall brand, in the Consumer Floral & Gifts segment.

The Company used cash on its balance sheet to fund the $5.0 million purchase, which included the intellectual property, customer list, and tradenames, as well as certain residual inventory and equipment. The acquisition did not include Things Remembered retail stores. Things Remembered’s annual revenues from its ecommerce operations, based on its most recently available financial information was $30.4 million for the twelve months ended November 30, 2022 - see Note 16. Subsequent Events in Item 1.

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

Macro-Economic Factors

Overall, consumer behavior continues to reflect the significant geo-political, inflationary forces and interest rate hikes that are affecting both their discretionary and nondiscretionary spending. Throughout the current fiscal year, we have seen that customer spending on “Everyday” gifting occasions has slowed, whereas spending for the major holidays has held up better, even while customers reverted to their historical shopping patterns, shopping much later in the holiday period. We also noticed that our customers shifted from our floral gifts towards our gourmet food products, consistent with trends we’ve seen in previous challenging macroeconomic environments. COVID still remains an impact on corporate gifting, which we attribute to macro-economic pressures and hybrid work environments.

For the balance of the fiscal year, we expect that customers will continue to moderate their spending on everyday gifting occasions, and while we also expect that our customers will continue to shop for the important people in their lives during the major upcoming holidays, including Valentine’s Day and Mother’s Day, the second half of our fiscal year is more heavily weighted towards everyday gifting occasions.

The challenging macro-economic conditions that have affected our customers have also impacted our operating costs. During the second quarter of fiscal 2022, in-bound and out-bound shipping, commodity, labor and fuel costs began to surge, and escalated throughout the balance of the year into our first quarter of fiscal 2023. During our second quarter of the current fiscal year, while certain commodity prices remain near historical highs, we began to see a more stable labor market, and year-over-year reductions in ocean freight costs. As a result of these trends, combined with our strategic pricing initiatives, and automation efforts, we expect to continue to see margin improvement during the second half of our fiscal year, as we cycle against the sharp inflationary period of a year ago.

Company Guidance

The Company is updating its fiscal 2023 guidance based on its second quarter performance and the current economic environment. While the highly unpredictable nature of the current macro economy makes it difficult to forecast in this environment, the Company continues to expect that after growing revenues 77% over the past three fiscal years, revenues will decline in fiscal 2023 on cautious consumer behavior. The Company also anticipates that as a result of the investments it has made, and continues to make, in its business platform, along with strategic pricing programs and a moderation of certain cost inputs, gross margins and bottom-line results will gradually improve during the latter half of the current fiscal year.

Full Year Fiscal 2023 Guidance

●	Total revenues to decline in the mid-single digit range on a percentage basis as compared with the prior year;
●	Adjusted EBITDA is now expected to be in a range of $80 million to $85 million; and
●	Free Cash Flow to exceed $75 million.

Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.

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

	Three Months Ended
	January 1, 2023	Things Remembered Transaction Costs	As Adjusted (non- GAAP) January 1, 2023	December 26, 2021	Vital Choice and Alice's Table Transaction Costs	As Adjusted (non- GAAP) December 26, 2021	% Change
Net revenues:
Consumer Floral & Gifts	$277,049		$277,049	$315,083	$-	$315,083	-12.1%
BloomNet	32,852		32,852	37,930		37,930	-13.4%
Gourmet Foods & Gift Baskets	588,431		588,431	590,946		590,946	-0.4%
Corporate	72		72	69		69	4.3%
Intercompany eliminations	(527)		(527)	(984)		(984)	46.4%
Total net revenues	$897,877	$-	$897,877	$943,044	$-	$943,044	-4.8%

Gross profit:
Consumer Floral & Gifts	$112,274		$112,274	$130,025		$130,025	-13.7%
	40.5%		40.5%	41.3%		41.3%

BloomNet	13,879		13,879	16,021		16,021	-13.4%
	42.2%		42.2%	42.2%		42.2%

Gourmet Foods & Gift Baskets	241,418		241,418	232,239		232,239	4.0%
	41.0%		41.0%	39.3%		39.3%

Corporate	195		195	165		165	18.2%
	270.8%		270.8%	239.1%		239.1%

Total gross profit	$367,766	$-	$367,766	$378,450	$-	$378,450	-2.8%
	41.0%	-	41.0%	40.1%	-	40.1%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$27,886	$-	$27,886	$38,156	$-	$38,156	-26.9%
BloomNet	9,348		9,348	11,887		11,887	-21.4%
Gourmet Foods & Gift Baskets	123,503		123,503	110,502		110,502	11.8%
Segment Contribution Margin Subtotal	160,737	-	160,737	160,545	-	160,545	0.1%
Corporate (b)	(31,297)	243	(31,054)	(32,228)	59	(32,169)	3.5%
EBITDA (non-GAAP)	129,440	243	129,683	128,317	59	128,376	1.0%
Add: Stock-based compensation	1,899		1,899	2,291		2,291	-17.1%
Add: Compensation charge related to NQDC Plan Investment (Depreciation) Appreciation	(196)		(196)	2,425		2,425	-108.1%
Adjusted EBITDA (non-GAAP)	$131,143	$243	$131,386	$133,033	$59	$133,092	-1.3%

	Six Months Ended
	January 1, 2023	Things Remembered Transaction Costs	As Adjusted (non- GAAP) January 1, 2023	December 26, 2021	Vital Choice and Alice's Table Transaction Costs	As Adjusted (non- GAAP) December 26, 2021	% Change
Net revenues:
Consumer Floral & Gifts	$439,229	$-	$439,229	$496,312	$-	$496,312	-11.5%
BloomNet	66,219		66,219	68,764		68,764	-3.7%
Gourmet Foods & Gift Baskets	696,659		696,659	688,428		688,428	1.2%
Corporate	116		116	114		114	1.8%
Intercompany eliminations	(742)		(742)	(1,201)		(1,201)	38.2%
Total net revenues	$1,201,481	$-	$1,201,481	$1,252,417	$-	$1,252,417	-4.1%

Gross profit:
Consumer Floral & Gifts	$174,193	$-	$174,193	$206,028	$-	$206,028	-15.5%
	39.7%		39.7%	41.5%		41.5%

BloomNet	28,366		28,366	31,430		31,430	-9.7%
	42.8%		42.8%	45.7%		45.7%

Gourmet Foods & Gift Baskets	266,531		266,531	266,402		266,402	0.0%
	38.3%		38.3%	38.7%		38.7%

Corporate	134		134	104		104	28.8%
	115.5%		115.5%	91.2%		91.2%

Total gross profit	$469,224	$-	$469,224	$503,964	$-	$503,964	-6.9%
	39.1%	-	39.1%	40.2%	-	40.2%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$38,696	$-	$38,696	$57,346	$-	$57,346	-32.5%
BloomNet	18,865		18,865	22,747		22,747	-17.1%
Gourmet Foods & Gift Baskets	104,793		104,793	102,829		102,829	1.9%
Segment Contribution Margin Subtotal	162,354	-	162,354	182,922	-	182,922	-11.2%
Corporate (b)	(61,580)	243	(61,337)	(63,959)	515	(63,444)	3.3%
EBITDA (non-GAAP)	100,774	243	101,017	118,963	515	119,478	-15.5%
Add: Stock-based compensation	3,454		3,454	5,296		5,296	-34.8%
Add: Compensation charge related to NQDC Plan Investment (Depreciation) Appreciation	(1,102)		(1,102)	2,992		2,992	-136.8%
Adjusted EBITDA (non-GAAP)	$103,126	$243	$103,369	$127,251	$515	$127,766	-19.1%

Reconciliation of net income to adjusted net income (non-GAAP):	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021

Net income	$82,530	$88,468	$48,838	$75,269
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: Transaction costs	243	59	243	515
Deduct: Income tax effect on adjustments	(63)	65	(63)	(108)
Adjusted net income (non-GAAP)	$82,710	$88,592	$49,018	$75,676

Basic and diluted net income per common share
Basic	$1.28	$1.36	$0.76	$1.16
Diluted	$1.27	$1.34	$0.75	$1.14

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.28	$1.36	$0.76	$1.16
Diluted	$1.28	$1.34	$0.76	$1.15

Weighted average shares used in the calculation of basic and diluted net income and adjusted net income per common share
Basic	64,675	65,261	64,606	65,161
Diluted	64,835	65,969	64,820	65,954

Reconciliation of net income to adjusted EBITDA (non-GAAP):	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021

Net income	$82,530	$88,468	$48,838	$75,269
Add: Interest expense and other, net	4,291	(734)	8,034	198
Add: Depreciation and amortization	14,315	12,588	27,009	23,558
Add: Income tax expense	28,304	27,995	16,893	19,938
EBITDA	129,440	128,317	100,774	118,963
Add: Stock-based compensation	1,899	2,291	3,454	5,296
Add: Compensation charge related to NQDC plan investment (depreciation) appreciation	(196)	2,425	(1,102)	2,992
Add: Transaction costs	243	59	243	515
Adjusted EBITDA	$131,386	$133,092	$103,369	$127,766

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

(c) Income tax effect on adjustments is calculated based upon the Company’s effective tax rate during the applicable period.

Results of Operations

Net revenues

	Three Months Ended			Six Months Ended
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$790,410	$827,522	-4.5%	$1,029,332	$1,090,893	-5.6%
Other	107,467	115,522	-7.0%	172,149	161,524	6.6%
Total net revenues	$897,877	$943,044	-4.8%	$1,201,481	$1,252,417	-4.1%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 4.8% and 4.1% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year due to lower volume across all segments, as consumers reacted to the significant macro-economic pressures as core food and energy inflation continues to reduce consumer discretionary spending. The downward trend in “Everyday” e-commerce demand, which began in the latter half of fiscal 2022, persisted into the current quarter. However, as we had anticipated, consumers continued to spend for the major holidays and they reverted to their historical shopping patterns, shopping much later in the holiday period. We also noticed demand soften in corporate gifting, which we attribute to macro-economic pressures and hybrid work environments, whereas a year ago there were fewer in-person holiday get-togethers. Adjusted for the non-comparative impact of Alice’s Table and Vital Choice, which were acquired on December 31, 2021 and October 27, 2021, respectively, consolidated revenues decreased 5.0% and 4.7%, in comparison to the prior year periods.

To provide perspective, our post-pandemic fiscal 2023 (three and six months ended January 1, 2023) revenues exceeded our pre-pandemic fiscal 2019 (three and six months ended December 30, 2018) revenues by 57.2% and 62.2%, respectively. This revenue growth includes revenues attributable to Shari’s Berries, which was acquired in August 2019, PersonalizationMall, which was acquired on August 3, 2020, Vital Choice, which was acquired on October 27, 2021, and Alice's Table, which was acquired on December 31, 2021. Excluding revenues from these acquisitions, pro-forma, post-pandemic revenues for the three and six months ended January 1, 2023, exceeded pre-pandemic (three and six months ended December 30, 2018) revenues by 31.8% and 36.1%, respectively.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021	% Change
Net revenues
E-commerce	$275,081	$312,820	-12.1%	$-	$-	-%	$515,329	$514,702	0.1%	$-	$-	$790,410	$827,522	-4.5%
Other	1,968	2,263	-13.0%	32,852	37,930	-13.4%	73,102	76,244	-4.1%	(455)	(915)	107,467	115,522	-7.0%
Total net revenues	$277,049	$315,083	-12.1%	$32,852	$37,930	-13.4%	$588,431	$590,946	-0.4%	$(455)	$(915)	$897,877	$943,044	-4.8%

Other revenues detail
Retail and other	1,968	2,263	-13.0%	-	-		4,313	4,591	-6.1%	-	-	6,281	6,854	-8.4%
Wholesale	-	-		12,054	14,584	-17.3%	68,789	71,653	-4.0%	-	-	80,843	86,237	-6.3%
BloomNet services	-	-		20,798	23,346	-10.9%	-	-		-	-	20,798	23,346	-10.9%
Corporate	-	-		-	-		-	-		72	69	72	69	4.3%
Eliminations	-	-		-	-		-	-		(527)	(984)	(527)	(984)	46.4%
Total other revenues	$1,968	2,263	-13.0%	$32,852	$37,930	-13.4%	$73,102	$76,244	-4.1%	$(455)	$(915)	$107,467	115,522	-7.0%

	Six Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021	% Change
Net revenues
E-commerce	$435,463	$492,106	-11.5%	$-	$-	-%	$593,869	$598,787	-0.8%	$-	$-	$1,029,332	$1,090,893	-5.6%
Other	3,766	4,206	-10.5%	66,219	68,764	-3.7%	102,790	89,641	14.7%	(626)	(1,087)	172,149	161,524	6.6%
Total net revenues	$439,229	$496,312	-11.5%	$66,219	$68,764	-3.7%	$696,659	$688,428	1.2%	$(626)	$(1,087)	$1,201,481	$1,252,417	-4.1%

Other revenues detail
Retail and other	3,766	4,206	-10.5%	-	-		6,221	6,428	-3.2%	-	-	9,987	10,634	-6.1%
Wholesale	-	-		25,675	24,568	4.5%	96,569	83,213	16.1%	-	-	122,244	107,781	13.4%
BloomNet services	-	-		40,544	44,196	-8.3%	-	-		-	-	40,544	44,196	-8.3%
Corporate	-	-		-	-		-	-		116	114	116	114	1.8%
Eliminations	-	-		-	-		-	-		(742)	(1,201)	(742)	(1,201)	38.2%
Total other revenues	$3,766	4,206	-10.5%	$66,219	$68,764	-3.7%	$102,790	$89,641	14.7%	$(626)	$(1,087)	$172,149	161,524	6.6%

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 4.5% and 5.6% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year, primarily as a result of a decline in demand for “Everyday” gifts within the Consumer Floral & Gifts segment, attributable to the macro-economic conditions noted above, which have negatively impacted consumer discretionary spending. E-commerce revenues within the Gourmet Foods & Gift Baskets segment were flat during the three months ended January 1, 2023, and down slightly during the six months ended January 1, 2023, in comparison to the same periods of the prior year, as our customers tend to gravitate towards food products during more challenging economic times. During the three and six months ended January 1, 2023, the Company fulfilled approximately 8.7 million and 11.8 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 10.3% and 11.7%, respectively, compared to the same periods of the prior year. During the three and six months ended January 1, 2023, average order value increased 6.4% and 6.7%, to $90.66 and $87.11, respectively, as a result of strategic price increases, and product mix into higher price point items. Excluding the impact of the acquisitions of Vital Choice and Alice’s Table, pro-forma e-commerce revenues declined 4.8% and 6.4%, during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments. Other revenues decreased by 7.0% during the three months ended January 1, 2023, compared to the same period of the prior year, primarily due to unfavorable wholesale product and services revenues within the BloomNet segment, and timing of wholesale shipments within the Gourmet Foods & Gift Baskets segment as a result of several customers who requested product delivery in the first quarter of the fiscal year, in order to avoid supply chain congestion issues experienced in the prior year. Other revenues increased 6.6% during the six months ended January 1, 2023, compared to the same period of the prior year, due to increased wholesale product demand within the Gourmet Foods & Gift Baskets segment, as consumers returned to in person “brick-and-mortar” shopping, partially offset by the decline of wholesale product demand within the BloomNet segment.

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

Net revenues within this segment decreased 12.1% and 11.5% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year, due to reduced “Everyday” product demand, as consumer discretionary spending continues to shrink in the current inflationary environment. Pro-forma segment revenues decreased 12.3% and 11.7% during the three and six months ended January 1, 2023, respectively, adjusting for the acquisition of Alice’s Table.

BloomNet - revenues in this segment are derived from membership fees, as well as product and service offerings. Net revenues decreased 13.4% and 3.7% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year, due a decline in services revenues, which was attributable to membership/transaction fee revenues associated with a decline in order volume going through the network, as well as lower directory services ad revenues. Wholesale revenues were unfavorable during the three months ended January 1, 2023, due to the slowing macro-economic environment. Wholesale revenues were favorable during the six months ended January 1, 2023 due to strong wholesale product demand in the first quarter of the fiscal year, driven by product availability, which had been constrained by supply chain issues in the prior year.

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

Net revenues within this segment decreased 0.4% during the three months ended January 1, 2023 compared to the same period of the prior year, primarily due to unfavorable wholesale volume, due to the timing of DesignPac shipments which, at customer request, moved into the first quarter of the current year to avoid the supply chain delays experienced in the prior year. E-commerce revenues within the segment during the quarter were relatively flat in comparison to prior year as the direct-to-consumer food gifting business held up better during the holiday period, mitigating the softness in our corporate gifting business. Net revenues increased 1.2% during the six months ended January 1, 2023 compared to the same period of the prior year due to favorable wholesale volumes from improved demand as consumers return to traditional “brick-and-mortar” shopping. E-commerce revenues declined by 0.8% during the six months ended January 1, 2023 due to reductions in “EveryDay” volumes, due to macro-economic conditions, combined with the fact that the segment also experienced the highest growth rates during the Pandemic when food gifts/self-consumption peaked. Pro-forma segment revenues decreased 0.7%, and increased 0.2% during the three and six months ended January 1, 2023, respectively, adjusting for the acquisition of Vital Choice.

Gross profit

	Three Months Ended			Six Months Ended
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change
	(dollars in thousands)

Gross profit	$367,766	$378,450	-2.8%	$469,224	$503,964	-6.9%
Gross profit %	41.0%	40.1%		39.1%	40.2%

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

Gross profit decreased 2.8% and 6.9% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year, primarily due to lower revenues noted above. Gross profit percentage increased 90 basis points during the three months ended January 1, 2023, compared to the prior year, driven by the Gourmet Foods & Gift Baskets segment, as a result of strategic pricing initiatives, lower in-bound freight costs, logistics optimization efforts, as well as an improvement in labor availability and automation. Gross profit percentage decreased by 110 basis points during the six months ended January 1, 2023 compared to the prior year, reflecting the annualization of macro-economic headwinds in the first quarter of fiscal 2023, attributable to higher commodity, labor, inbound and outbound shipping costs, including the impact of fuel surcharges, as well as the write-off of dated perishable product, partially offset by the previously noted improvements during the second quarter.

The Company has and will continue to implement strategies designed to mitigate the impact of these headwinds, including pricing initiatives across our product assortment, implementing logistics optimization programs to enhance our outbound shipping operations and manage rising third-party shipping costs and deploying automation to increase throughput and efficiency and address the high cost of labor. In addition, ocean freight costs have come down significantly from their highs of last year.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 13.7% and 15.5% during the three and six months ended January 1, 2023, respectively, due to the lower revenues noted above, as well as a decrease in gross profit percentage. Gross profit percentage was negatively impacted by increased cost of merchandise, driven by higher ocean freight (carried on earlier inventory buys), as well as higher outbound freight, and labor rates, partially offset by pricing initiatives which are reflected in the higher average order value noted above.

BloomNet segment - Gross profit decreased by 13.4% and 9.7% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year, due to the lower revenues noted above, as well as the impact of a lower gross margin percentage during the six months ended January 1, 2023, due to the impact of sales mix, with a greater proportion of revenues derived from lower margin wholesale product sales, and higher rebates.

Gourmet Foods & Gift Baskets segment - Gross profit increased by 4.0% during the three months ended January 1, 2023, compared to the same period of the prior year, primarily due to an increase in gross profit percentage driven by strategic pricing initiatives, lower inbound transportation costs, and fulfillment automation. Gross profit during the six months ended January 1, 2023 was consistent with the same period of the prior year. The higher revenues noted above were partially offset by lower gross margins reflecting the annualization of macro-economic headwinds in the first quarter of fiscal 2023, partially offset by the previously noted improvements during the second quarter.

Marketing and sales expense

	Three Months Ended			Six Months Ended
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change
	(dollars in thousands)

Marketing and sales	$194,466	$207,771	-6.4%	$283,605	$302,150	-6.1%
Percentage of net revenues	21.7%	22.0%		23.6%	24.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 6.4% and 6.1% during the three and six months ended January 1, 2023, respectively, compared to the same period of the prior year, due to variable components associated with lower revenues, combined with reduced, but more efficient advertising spend.

Technology and development expense

	Three Months Ended			Six Months Ended
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change
	(dollars in thousands)

Technology and development	$14,952	$13,490	10.8%	$29,692	$26,913	10.3%
Percentage of net revenues	1.7%	1.4%		2.5%	2.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense increased by 10.8% and 10.3% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year, primarily due to higher maintenance and support for the Company’s technology platform enhancements, including higher labor and consulting costs.

General and administrative expense

	Three Months Ended			Six Months Ended
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change
	(dollars in thousands)

General and administrative	$28,908	$28,872	0.1%	$55,153	$55,938	-1.4%
Percentage of net revenues	3.2%	3.1%		4.6%	4.5%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses during the three months ended January 1, 2023, were consistent with the same period of the prior year, as the lower labor and related costs, primarily resulting from a decrease in non-qualified deferred compensation plan investment income (see equal offset in “other income/expense, net”), were offset by higher bad debt expense.

General and administrative expenses decreased 1.4% during the six months ended January 1, 2023, compared to the same period of the prior year, due to lower labor and related costs, primarily resulting from a decrease in non-qualified deferred compensation plan investment income (see equal offset in “other income/expense, net”) and performance-based stock-based compensation, offset in part by professional fees and higher bad debt expense.

Depreciation and amortization expense

	Three Months Ended			Six Months Ended
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change
	(dollars in thousands)

Depreciation and amortization	$14,315	$12,588	13.7%	$27,009	$23,558	14.6%
Percentage of net revenues	1.6%	1.3%		2.2%	1.9%

Depreciation and amortization expense increased 13.7% and 14.6% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year, due to distribution facility automation projects and IT related ecommerce/platform enhancements, as well as incremental amortization associated with the Vital Choice and Alice’s Table acquisitions.

Interest expense, net

	Three Months Ended			Six Months Ended
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change
	(dollars in thousands)

Interest expense, net	$4,143	$1,723	140.5%	$6,964	$3,251	114.2%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 140.5% and 114.2% during the three and six months ended January 1, 2023, respectively, compared to the same periods of the prior year, primarily due to a higher level of borrowings against the Company’s line of credit and higher interest rates, partially offset by favorable interest earned on available cash balances at quarter end.

Other expense (income), net

	Three Months Ended			Six Months Ended
	January 1, 2023	December 26, 2021	% Change	January 1, 2023	December 26, 2021	% Change
	(dollars in thousands)

Other expense (income), net	$148	$(2,457)	-106.0%	$1,070	$(3,053)	-135.0%

Other expense (income) consists primarily of investment losses/(gains) on the Company’s NQDC Plan assets.

Income Taxes

The Company recorded income tax expense of $28.3 million and $16.9 million, during the three and six months ended January 1, 2023, respectively, and $28.0 million and $19.9 million, during the three and six months ended December 26, 2021, respectively. The Company’s effective tax rate for the three and six months ended January 1, 2023 was 25.5% and 25.7%, respectively, compared to 24.0% and 20.9% in the same periods of the prior year. The effective rates for fiscal 2023 differed from the U.S. federal statutory rate of 21.0% due to state income taxes, nondeductible expenses for executive compensation and tax shortfalls related to stock-based compensation, partially offset by various permanent differences and tax credits. The effective tax rates for fiscal 2022 differed from the U.S. federal statutory rate of 21.0% due to state income taxes and nondeductible expenses for executive compensation, partially offset by various permanent differences and tax credits, including tax windfalls from stock-based compensation.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the Company’s Credit Agreement (see Note 8 - Debt in Item 1 for details). At January 1, 2023, the Company had working capital of $124.4 million, including cash and cash equivalents of $189.7 million, compared to working capital of $82.5 million, including cash and cash equivalents of $31.5 million, at July 3, 2022.

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

During the first two quarters of fiscal 2023, the Company borrowed under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $195.9 million in November 2022. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the Revolver in December 2022. Based on current projected cash flows, the Company believes that available cash balances will be sufficient to provide for the Company’s operating needs through the remainder of fiscal 2023, at which time the Company would again expect to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company had no amounts outstanding under its Revolver as of January 1, 2023.

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

Cash Flows

Net cash provided by operating activities of $193.7 million, for the six months ended January 1, 2023, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation and amortization, bad debt expense and stock-based compensation, combined with seasonal changes in working capital, including holiday related increases in accounts payable and accrued expenses, inventory and trade receivables.

Net cash used in investing activities of $23.8 million, for the six months ended January 1, 2023, was attributable to capital expenditures primarily related to the Company's technology and automation initiatives.

Net cash used in financing activities of $11.6 million, for the six months ended January 1, 2023, related primarily to net repayments of bank borrowings under the Company’s working capital line of credit, and acquisition of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At January 1, 2023, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Purchase commitments	$79,430	$29,676	$10,247	$2,052	$148	$-	$121,553

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

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:

o	to achieve revenue and profitability;
o	to leverage its operating platform and reduce operating expenses;
o	to manage the seasonality of its business;
o	to cost effectively acquire and retain customers;
o	to successfully integrate acquired businesses and assets;
o	to reduce working capital requirements and capital expenditures;
o	to mitigate the impact of supply chain cost and capacity constraints;
o	to compete against existing and new competitors;
o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o	to cost effectively manage inventories;

●	the outcome of contingencies, including legal proceedings in the normal course of business; and
●	general consumer sentiment and economic conditions that may affect among other things, the levels of discretionary customer purchases of the Company’s products and the costs of shipping and labor.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.4 and $0.7 million during the three and six months ended January 1, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of January 1, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were not effective as of January 1, 2023, due to a material weakness in internal control over financial reporting related to logical access and segregation of duties, at the application control level, in certain information technology environments. The material weakness was first identified and reported in Management's Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the period ending July 3, 2022.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions described above, there were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended January 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Call Center Worker Claim:

In March of 2018, a putative class action lawsuit was filed against a subsidiary of the Company (the “Subsidiary”) in the U.S. District Court for the District of Oregon, Medford Division (the “Court”), alleging violations of the federal Fair Labor Standards Act (FLSA) and Oregon state law. The complaint was brought on behalf of a putative class of call center workers and alleged that certain Subsidiary policies and practices resulted in class members’ performance of unpaid work. The plaintiff sought class certification, compensation for alleged unpaid and underpaid wages, civil penalties, prejudgment interest, liquidated damages, litigation costs, and attorneys’ fees. Following mediation, the parties reached an agreement in April 2022 to resolve all claims. In September 2022, the Court granted final approval of the settlement agreement, and in November 2022, the Company remitted payment of approximately $2.9 million, which was previously accrued during the quarter ended March 27, 2022, and was included in "Accrued expenses" in the consolidated balance sheets at July 3, 2022. In entering into the settlement agreement, the Subsidiary made no admission of liability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of January 1, 2023, $32.0 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2023, which includes the period July 4, 2022 through January 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/04/22 - 07/31/22	-	$-	-	$33,203
08/01/22 - 08/28/22	-	$-	-	$33,203
08/29/22 - 10/02/22	-	$-	-	$33,203
10/03/22 - 10/30/22	-	$-	-	$33,203
10/31/22 - 11/27/22	140,248	$8.38	140,248	$32,029
11/28/22 – 01/01/23	-	$-	-	$32,029
Total	140,248	$8.38	140,248

(1)	Average price per share excludes commissions and other transaction fees.

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: February 10, 2023	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer and Director (Principal Executive Officer)

Date: February 10, 2023	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)