Form 10-Q
period 2023-04-02
1 800 FLOWERS COM INC
filed 2023-05-12
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 5, 2023:

Class A common stock: 37,707,872
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended April 2, 2023

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – April 2, 2023 (Unaudited) and July 3, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Nine Months Ended April 2, 2023 and March 27, 2022	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three and Nine Months Ended April 2, 2023 and March 27, 2022	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended April 2, 2023 and March 27, 2022	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

Part II.	Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

Signatures		42

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	April 2, 2023	July 3, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,598	$31,465
Trade receivables, net	36,792	23,812
Inventories	191,894	247,563
Prepaid and other	39,183	45,398
Total current assets	319,467	348,238

Property, plant and equipment, net	231,476	236,481
Operating lease right-of-use assets	128,746	129,390
Goodwill	153,376	213,287
Other intangibles, net	141,002	145,568
Other assets	24,720	21,927
Total assets	$998,787	$1,094,891

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,825	$57,386
Accrued expenses	147,750	175,392
Current maturities of long-term debt	20,000	20,000
Current portion of long-term operating lease liabilities	15,517	12,919
Total current liabilities	205,092	265,697

Long-term debt, net	128,112	142,497
Long-term operating lease liabilities	121,568	123,662
Deferred tax liabilities, net	31,352	35,742
Other liabilities	20,665	17,884
Total liabilities	506,789	585,482

Commitments and contingencies (See Note 13 and Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 58,260,197 and 57,706,389 shares issued at April 2, 2023 and July 3, 2022	583	577
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 and 32,529,614 shares issued at April 2, 2023 and July 3, 2022	323	325
Additional paid-in capital	385,822	379,885
Retained earnings	293,630	315,785
Accumulated other comprehensive loss	(211)	(211)
Treasury stock, at cost, 20,560,401 and 20,418,396 Class A shares at April 2, 2023 and July 3, 2022, and 5,280,000 Class B shares at April 2, 2023 and July 3, 2022	(188,149)	(186,952)
Total stockholders’ equity	491,998	509,409
Total liabilities and stockholders’ equity	$998,787	$1,094,891

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022

Net revenues	$417,566	$469,576	$1,619,047	$1,721,993
Cost of revenues	277,126	315,485	1,009,383	1,063,938
Gross profit	140,440	154,091	609,664	658,055
Operating expenses:
Marketing and sales	106,472	130,645	390,077	432,795
Technology and development	14,837	14,456	44,529	41,369
General and administrative	25,922	22,553	81,075	78,491
Depreciation and amortization	13,267	12,693	40,276	36,251
Goodwill and intangible impairment	64,586	-	64,586	-
Total operating expenses	225,084	180,347	620,543	588,906
Operating income (loss)	(84,644)	(26,256)	(10,879)	69,149
Interest expense, net	1,712	1,226	8,676	4,477
Other expense, net	1,404	4,007	2,474	954
Income (loss) before income taxes	(87,760)	(31,489)	(22,029)	63,718
Income tax expense (benefit)	(16,767)	(8,080)	126	11,858
Net income (loss) and comprehensive net income (loss)	$(70,993)	$(23,409)	$(22,155)	$51,860

Basic net income (loss) per common share	$(1.10)	$(0.36)	$(0.34)	$0.80

Diluted net income (loss) per common share	$(1.10)	$(0.36)	$(0.34)	$0.79

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,767	65,028	64,660	65,086
Diluted	64,767	65,028	64,660	65,849

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended April 2, 2023 and March 27, 2022
							Accumulated
					Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at January 1, 2023	58,256,031	$583	32,348,221	$323	$383,335	$364,623	$(211)	25,838,644	$(188,127)	$560,526
Net loss	-	-	-	-	-	(70,993)	-	-	-	(70,993)
Stock-based compensation	4,166	-	-	-	2,487	-	-	-	-	2,487
Conversion – Class B into Class A	-	-	-	-	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,757	(22)	(22)
Balance at April 2, 2023	58,260,197	$583	32,348,221	$323	$385,822	$293,630	$(211)	25,840,401	$(188,149)	$491,998

Balance at December 26, 2021	56,778,082	$568	33,433,614	$334	$377,234	$361,444	$(318)	24,933,148	$(174,302)	$564,960
Net loss	-	-	-	-	-	(23,409)	-	-	-	(23,409)
Stock-based compensation	19,666	-	-	-	1,507	-	-	-	-	1,507
Exercise of stock options	-	-	-	-	-	-	-	-	-	-
Conversion – Class B into Class A	889,860	9	(889,860)	(9)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	502,783	(9,267)	(9,267)
Balance at March 27, 2022	57,687,608	$577	32,543,754	$325	$378,741	$338,035	$(318)	25,435,931	$(183,569)	$533,791

	Nine Months Ended April 2, 2023 and March 27, 2022
							Accumulated
	Common Stock				Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409
Net loss	-	-	-	-	-	(22,155)	-	-	-	(22,155)
Stock-based compensation	372,415	4	-	-	5,937	-	-	-	-	5,941
Conversion – Class B into Class A	181,393	2	(181,393)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	142,005	(1,197)	(1,197)
Balance at April 2, 2023	58,260,197	$583	32,348,221	$323	$385,822	$293,630	$(211)	25,840,401	$(188,149)	$491,998

Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070
Net income	-	-	-	-	-	51,860	-	-	-	51,860
Stock-based compensation	800,387	8	-	-	6,795	-	-	-	-	6,803
Exercise of stock options	321,700	3	-	-	843	-	-	-	-	846
Conversion – Class B into Class A	889,860	9	(889,860)	(9)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,330,090	(34,788)	(34,788)
Balance at March 27, 2022	57,687,608	$577	32,543,754	$325	$378,741	$338,035	$(318)	25,435,931	$(183,569)	$533,791

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	April 2, 2023	March 27, 2022

Operating activities:
Net income (loss)	$(22,155)	$51,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment	64,586	-
Depreciation and amortization	40,276	36,251
Amortization of deferred financing costs	998	943
Deferred income taxes	(4,390)	(1,678)
Bad debt expense	2,997	(873)
Stock-based compensation	5,941	6,803
Other non-cash items	(245)	1,352
Changes in operating items:
Trade receivables	(15,977)	(18,570)
Inventories	57,031	(51,928)
Prepaid and other	2,706	7,174
Accounts payable and accrued expenses	(59,806)	6,847
Other assets and liabilities	1,102	547
Net cash provided by operating activities	73,064	38,728

Investing activities:
Acquisitions, net of cash acquired	(5,000)	(22,105)
Capital expenditures, net of non-cash expenditures	(31,351)	(47,945)
Net cash used in investing activities	(36,351)	(70,050)

Financing activities:
Acquisition of treasury stock	(1,197)	(34,788)
Proceeds from exercise of employee stock options	-	846
Proceeds from bank borrowings	195,900	125,000
Repayment of notes payable and bank borrowings	(210,900)	(140,000)
Debt issuance cost	(383)	(284)
Net cash used in financing activities	(16,580)	(49,226)

Net change in cash and cash equivalents	20,133	(80,548)
Cash and cash equivalents:
Beginning of period	31,465	173,573
End of period	$51,598	$93,025

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended April 2, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2023. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 3, 2022, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

Our total deferred revenue as of July 3, 2022 was $33.7 million (included in “Accrued expenses” on our consolidated balance sheets), of which $5.7 and $32.5 million was recognized as revenue during the three and nine months ended April 2, 2023. The deferred revenue balance as of April 2, 2023 was $41.7 million.

Interim Impairment Evaluation

During the quarter ended April 2, 2023, the Company evaluated whether events or circumstances had changed such that it would indicate it was more likely than not that its goodwill, intangible and other long-lived assets of the Gourmet Foods & Gift Baskets reporting units fair values were less than their carrying amounts. After considering the continuing pressures on consumer discretionary spending, ongoing geopolitical events, the current inflationary macro-economic conditions, related cost input headwinds that have negatively impacted the Company’s gross margins, and resulting downward revisions to its forecast, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023, and fully impaired the related goodwill, and partially impaired certain tradenames within the reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired. See Note 6 – Goodwill and Intangible Assets, Net for further information.

Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

Note 2 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) during the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) during the period by the sum of the weighted-average number of common shares outstanding during the period and the potentially dilutive common shares (consisting of employee stock options and unvested restricted stock awards).

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(70,993)	$(23,409)	$(22,155)	$51,860

Denominator:
Weighted average shares outstanding	64,767	65,028	64,660	65,086
Effect of dilutive securities:
Employee stock options	-	-	-	63
Employee restricted stock awards	-	-	-	700
	-	-	-	763

Adjusted weighted-average shares and assumed conversions	64,767	65,028	64,660	65,849

Net income (loss) per common share
Basic	$(1.10)	$(0.36)	$(0.34)	$0.80
Diluted	$(1.10)	$(0.36)	$(0.34)	$0.79

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
	(in thousands)
Stock options	$982	$(57)	$1,575	$(39)
Restricted stock	1,505	1,564	4,366	6,842
Total	2,487	1,507	5,941	6,803
Deferred income tax benefit	609	372	1,455	1,678
Stock-based compensation expense, net	$1,878	$1,135	$4,486	$5,125

Stock-based compensation is recorded within the following line items of operating expenses:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
	(in thousands)
Marketing and sales	$1,144	$600	$2,718	$2,933
Technology and development	199	63	506	274
General and administrative	1,144	844	2,717	3,596
Total	$2,487	$1,507	$5,941	$6,803

Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (see Note 12 - Business Segments).

Stock Options

The following table summarizes stock option activity during the nine months ended April 2, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 3, 2022	-	$-
Granted	2,346,416	$8.59
Exercised	-	$-
Forfeited	(42,412)	8.59
Outstanding at April 2, 2023	2,304,004	$8.59	9.6	$6,705

Exercisable at April 2, 2023	-	$-	-	$-

As of April 2, 2023, the total future compensation cost related to non-vested options, not yet recognized in the statement of income, was $10.2 million and the weighted average period over which these awards are expected to be recognized was 2.6 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service and performance conditions and, in certain cases, holding periods (Restricted Stock). The following table summarizes the activity of non-vested restricted stock awards during the nine months ended April 2, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 3, 2022	929,709	$21.82
Granted	735,754	$8.44
Vested	(372,415)	$17.66
Forfeited	(51,638)	$19.56
Non-vested at April 2, 2023	1,241,410	$15.23

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of April 2, 2023, there was $12.2 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over the weighted-average remaining period of 2.7 years.

Note 4 – Acquisitions

Acquisition of Things Remembered

On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered brand, a provider of personalized gifts, whose operations will be integrated within the PersonalizationMall.com brand, in the Consumer Floral & Gifts segment. The Company used cash on hand to fund the $5.0 million purchase, which included the intellectual property, customer list, certain inventory, and equipment. The acquisition did not include Things Remembered retail stores. Things Remembered’s annual revenues from its ecommerce operations, based on its most recently available unaudited financial information was $30.4 million for the twelve months ended November 30, 2022.

The total consideration of $5.0 million was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date, including: goodwill of $1.7 million (deductible for income tax purposes), trademarks of $0.8 million (indefinite life), customer lists of $0.8 million (3-year life), inventory of $1.3 million, and equipment of $0.4 million. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

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

The resulting total consideration of $1.3 million was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values, as a result of information that was available as of the date of the acquisition. During the quarter ended January 1, 2023, the Company finalized its purchase price allocation, resulting in immaterial adjustments to the preliminary carrying value of the respective recorded assets and the residual amount that was allocated to goodwill. The consideration transferred was allocated to: goodwill of $0.8 million, trademarks of $0.5 million (indefinite life), customer lists of $0.2 million (4-year life), and liabilities of $0.2 million.

Note 5 – Inventory, Net

The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	April 2, 2023	July 3, 2022
	(in thousands)
Finished goods	$95,067	$128,760
Work-in-process	29,208	29,270
Raw materials	67,619	89,533
Total inventory	$191,894	$247,563

Note 6 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at July 3, 2022	$151,600	$-	$61,687	$213,287
Measurement period adjustment for Vital Choice Acquisition	-	-	600	600
Measurement period adjustment for Alice's Table Acquisition	112	-	-	112
Acquisition of Things Remembered	1,664	-	-	1,664
Goodwill impairment	-	-	(62,287)	(62,287)
Balance at April 2, 2023	$153,376	$-	$-	$153,376

The Company’s other intangible assets consist of the following:

				April 2, 2023			July 3, 2022
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$6,543	$877	$7,420	$6,464	$956
Customer lists	3	-	6	29,071	20,538	8,533	28,509	17,473	11,036
Other	5	-	14	2,946	2,589	357	2,946	2,543	403
Total intangible assets with determinable lives				39,437	29,670	9,767	38,875	26,480	12,395
Trademarks with indefinite lives				131,235	-	131,235	133,173	-	133,173
Total identifiable intangible assets				$170,672	$29,670	$141,002	$172,048	$26,480	$145,568

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2023 - $1.1 million, fiscal 2024 - $4.5 million, fiscal 2025 - $1.9 million, fiscal 2026 - $1.3 million, fiscal 2027 - $0.5 million and thereafter - $0.5 million.

The Company performs its annual assessment of goodwill and indefinite-lived intangible impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment  may exist. During the year ended  July 3, 2022, the Company experienced a sustained decline in its share price and a resulting decrease in its market capitalization, primarily due to the overall macroeconomic environment. Inflationary cost increases, which began during the first half of our fiscal year, were exacerbated by geopolitical events, further pressuring the Company’s gross margin and operating expenses. Due to this overall market decline and the Company’s operating performance, the Company completed impairment assessments of the goodwill and intangible assets of its three reporting units. The quantitative impairment tests as of July 3, 2022 did not indicate an impairment.

Although originally projected to be transitory, through the three months and nine months ended April 2, 2023, the trend of adverse macroeconomic conditions and geopolitical pressures continued, and there was a sustained decline in the Company’s market capitalization. As the expected duration of these factors changed during the three months ended April 2, 2023, the Company made downward projections to its business forecasts, and therefore determined a triggering event had occurred that required an interim impairment assessment of the goodwill, intangibles and other long-lived assets of the Gourmet Foods & Gift Baskets reporting unit as of April 2, 2023.

The Company performed its goodwill impairment test by comparing the fair value of its Gourmet Foods & Gift Baskets reporting unit to its respective carrying value. The Company estimated the fair value of the Gourmet Foods & Gift Baskets reporting unit using an equal weighting of the income and market approaches, and a discount rate of 13%. The Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Under the income approach, the Company used a discounted cash flow methodology which required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method, the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair values of its reporting units to its current market capitalization.

The Company’s impairment test for indefinite-lived intangible assets encompassed calculating a fair value of the indefinite-lived intangible asset and comparing that result to its carrying value. To determine fair value of indefinite-lived intangible assets, the Company used an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

The Company’s impairment test for definite-lived intangibles was performed through a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value.

Based on the impairment assessment performed for the period ending April 2, 2023, the Company recorded a goodwill and intangible impairment charge against its Gourmet Foods & Gift Baskets reporting unit of $64.6 million, comprised of $62.3 million which was attributable to goodwill and $2.3 million which was attributable to certain tradenames within the same reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $3.5 million as of April 2, 2023 and July 3, 2022, respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Note 8 –Debt, Net

The Company’s current and long-term debt consists of the following:

	April 2, 2023	July 3, 2022
	(in thousands)
Revolver	$-	$-
Term Loans	150,000	165,000
Deferred financing costs	(1,888)	(2,503)
Total debt	148,112	162,497
Less: current debt	20,000	20,000
Long-term debt	$128,112	$142,497

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

The Existing Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of April 2, 2023. The Existing Credit Agreement is secured by substantially all of the assets of the Company.

Future principal payments under the Term Loan and 2020 Term Loan are as follows: $5.0 million – remainder of fiscal 2023 and $145.0 million – fiscal 2024.

Note 9 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	April 2, 2023	July 3, 2022
	(in thousands)
Land	$33,866	$33,862
Orchards in production and land improvements	20,134	19,773
Building and building improvements	66,727	65,909
Leasehold improvements	29,317	26,266
Production equipment	123,539	106,244
Furniture and fixtures	8,980	8,985
Computer and telecommunication equipment	40,900	38,934
Software	185,815	165,289
Capital projects in progress	2,178	14,525
Property, plant and equipment, gross	511,456	479,787
Accumulated depreciation and amortization	(279,980)	(243,306)
Property, plant and equipment, net	$231,476	$236,481

Note 10 - Fair Value Measurements

Cash and cash equivalents, trade and other receivables, prepaids, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature (these are level 1 investments). The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently, if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of April 2, 2023:
Trading securities held in a “rabbi trust” (1)	$20,553	$20,553	$-	$-
Total assets (liabilities) at fair value	$20,553	$20,553	$-	$-

As of July 3, 2022:
Trading securities held in a “rabbi trust” (1)	$17,760	$17,760	$-	$-
Total assets (liabilities) at fair value	$17,760	$17,760	$-	$-

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

Note 11 – Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and nine months ended April 2, 2023 was 19.1% and -0.6% respectively, compared to 25.7% and 18.6% in the same periods of the prior year. The Company’s effective tax rate for three and nine months ended April 2, 2023 differed from the U.S. federal statutory rate of 21.0% primarily as a result of the non-deductible portion of the goodwill impairment charge as well as state income taxes, non-deductible executive compensation, and tax shortfalls related to stock-based compensation, partially offset by various tax credits. The effective tax rate for the three months ended March 27, 2022 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by various tax credits, whereas, the effective tax rate for the nine months ended March 27, 2022 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from stock based compensation, partially offset by state income taxes.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company completed its U.S. federal examination for fiscal 2018, however, fiscal years 2020 and 2021 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2018 are open for examination by its respective foreign tax authorities, mainly Canada and Brazil.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At April 2, 2023, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.4 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net Revenues:	(in thousands)
Segment Net Revenues:
Consumer Floral & Gifts	$233,019	$264,243	$672,248	$760,555
BloomNet	36,968	38,448	103,187	107,212
Gourmet Foods & Gift Baskets	147,863	167,402	844,522	855,830
Corporate	36	43	152	157
Intercompany eliminations	(320)	(560)	(1,062)	(1,761)
Total net revenues	$417,566	$469,576	$1,619,047	$1,721,993

Operating Income (Loss):
Segment Contribution Margin:
Consumer Floral & Gifts	$26,136	$20,523	$64,832	$77,869
BloomNet	10,982	9,783	29,847	32,530
Gourmet Foods & Gift Baskets	(78,480)	(17,134)	26,313	85,695
Segment Contribution Margin Subtotal	(41,362)	13,172	120,992	196,094
Corporate (a)	(30,015)	(26,735)	(91,595)	(90,694)
Depreciation and amortization	(13,267)	(12,693)	(40,276)	(36,251)
Operating income (loss)	$(84,644)	$(26,256)	$(10,879)	$69,149

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net revenues
E-commerce	$230,403	$261,707	$-	$-	$127,398	$148,070	$-	$-	$357,801	$409,777
Other	2,616	2,536	36,968	38,448	20,465	19,332	(284)	(517)	59,765	59,799
Total net revenues	$233,019	$264,243	$36,968	$38,448	$147,863	$167,402	$(284)	$(517)	$417,566	$469,576

Other revenues detail
Retail and other	2,616	2,536	-	-	1,686	1,656	-	-	4,302	4,192
Wholesale	-	-	14,695	15,322	18,779	17,676	-	-	33,474	32,998
BloomNet services	-	-	22,273	23,126	-	-	-	-	22,273	23,126
Corporate	-	-	-	-	-	-	36	43	36	43
Eliminations	-	-	-	-	-	-	(320)	(560)	(320)	(560)
Total other revenues	$2,616	$2,536	$36,968	$38,448	$20,465	$19,332	$(284)	$(517)	$59,765	$59,799

	Nine Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net revenues
E-commerce	$665,866	$753,813	$-	$-	$721,267	$746,857	$-	$-	$1,387,133	$1,500,670
Other	6,382	6,742	103,187	107,212	123,255	108,973	(910)	(1,604)	231,914	221,323
Total net revenues	$672,248	$760,555	$103,187	$107,212	$844,522	$855,830	$(910)	$(1,604)	$1,619,047	$1,721,993

Other revenues detail
Retail and other	6,382	6,742	-	-	7,907	8,084	-	-	14,289	14,826
Wholesale	-	-	40,370	39,890	115,348	100,889	-	-	155,718	140,779
BloomNet services	-	-	62,817	67,322	-	-	-	-	62,817	67,322
Corporate	-	-	-	-	-	-	152	157	152	157
Eliminations	-	-	-	-	-	-	(1,062)	(1,761)	(1,062)	(1,761)
Total other revenues	$6,382	$6,742	$103,187	$107,212	$123,255	$108,973	$(910)	$(1,604)	$231,914	$221,323

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

Additional information related to our leases is as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
	(in thousands)
Lease costs:
Operating lease costs	$5,627	$5,113	$16,580	$14,177
Variable lease costs	6,499	5,339	18,953	16,214
Short-term lease cost	474	350	4,928	4,847
Sublease income	(253)	(185)	(737)	(542)
Total lease costs	$12,347	$10,617	$39,724	$34,696

Cash paid for amounts included in measurement of operating lease liabilities			$15,431	$11,002
Right-of-use assets obtained in exchange for new operating lease liabilities			$11,790	$55,143

April 2, 2023
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	8.9
Weighted-discount rate - operating leases	4.0%

Maturities of lease liabilities in accordance with ASC 842 as of April 2, 2023 and reconciliation to balance sheet are as follows (in thousands):

Remainder of 2023	$3,782
2024	22,528
2025	20,273
2026	18,343
2027	16,718
Thereafter	82,881
Total Future Minimum Lease Payments	164,525
Less: Imputed Remaining Interest	27,440
Total Operating Lease Liabilities	137,085
Less: Current portion of long-term operating lease liabilities	15,517
Long-term operating lease liabilities	$121,568

Note 14 - Accrued Expenses

Accrued expenses consisted of the following:

	April 2, 2023	July 3, 2022
	(in thousands)
Payroll and employee benefits	$25,725	$37,617
Deferred revenue	41,715	33,746
Accrued marketing expenses	14,646	19,506
Accrued florist payout	16,380	18,938
Accrued purchases	19,824	32,141
Other	29,460	33,444
Accrued Expenses	$147,750	$175,392

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

Acquisition of Things Remembered

On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered brand, a provider of personalized gifts, whose operations will be integrated within the PersonalizationMall.com brand, in the Consumer Floral & Gifts segment. The Company used cash on hand to fund the $5.0 million purchase, which included the intellectual property, customer list, certain inventory, and equipment. The acquisition did not include Things Remembered retail stores. Things Remembered’s annual revenues from its ecommerce operations, based on its most recently available unaudited financial information was $30.4 million for the twelve months ended November 30, 2022 - see Note 4 –Acquisitions in Item 1.

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

Macro-Economic Factors

Overall, consumer behavior continues to reflect the significant geo-political, inflationary forces, interest rate hikes, and fears of a recession, that are affecting both their discretionary and nondiscretionary spending. Throughout the current fiscal year discretionary spending remained pressured and consumers continue to moderate their purchases for “Everyday” gifting occasions, and to a lesser extent, “Holiday” gifting occasions.

We expect consumers to remain cautious in the face of macroeconomic pressures, including high inflation, rising interest rates, and fear of recession. For the balance of the fiscal year, we expect that customers will continue to moderate their spending on everyday gifting occasions, and while we also expect that our customers will continue to shop for the important people in their lives during the major upcoming holidays, including Mother’s Day, the fourth quarter of our fiscal year is more heavily weighted towards everyday gifting occasions.

The challenging macro-economic conditions that have affected our customers have also impacted our operating costs. During the second quarter of fiscal 2022, in-bound and out-bound shipping, commodity, labor and fuel costs began to surge, and escalated throughout the balance of the year into our first quarter of fiscal 2023. During our second quarter and third quarter of the current fiscal year, while certain commodity prices remain near historical highs, we began to see a more stable labor market, and significant year-over-year reductions in ocean freight costs.

As a result of these trends, combined with our strategic pricing initiatives, and automation efforts, we expect to continue to see margin improvement during the fourth quarter of our fiscal year, as we cycle against the sharp inflationary period of a year ago. Further, as a management team, we are focusing our efforts on the areas that are within our control, mitigating topline challenges through gross margin improvement and expense management efforts.

Company Guidance

Based on its third quarter performance and outlook for the balance of the year, the Company is updating its fiscal 2023 guidance. This outlook includes a continuation of the challenging consumer environment, which is expected to be mitigated by the Company’s expense management efforts.

The Company expects:

●	Total revenues to decline approximately 8% as compared with the prior year;
●	Adjusted EBITDA to be in a range of $85.0 million to $90.0 million; and
●	Free Cash Flow to exceed $75.0 million.

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

	Three Months Ended
	April 2, 2023	Goodwill and Intangible Impairment	Things Remembered Transaction Costs	As Adjusted (non-GAAP) April 2, 2023	March 27, 2022	Vital Choice and Alice's Table Transaction Costs	Litigation Settlement	As Adjusted (non-GAAP) March 27, 2022	% Change
Net revenues:
Consumer Floral & Gifts	$233,019	$-	$-	$233,019	$264,243	$-	$-	$264,243	-11.8%
BloomNet	36,968			36,968	38,448			38,448	-3.8%
Gourmet Foods & Gift Baskets	147,863			147,863	167,402			167,402	-11.7%
Corporate	36			36	43			43	-16.3%
Intercompany eliminations	(320)			(320)	(560)			(560)	42.9%
Total net revenues	$417,566	$-	$-	$417,566	$469,576	$-	$-	$469,576	-11.1%

Gross profit:
Consumer Floral & Gifts	$88,317			$88,317	$96,875			$96,875	-8.8%
	37.9%			37.9%	36.7%			36.7%

BloomNet	15,720			15,720	14,895			14,895	5.5%
	42.5%			42.5%	38.7%			38.7%

Gourmet Foods & Gift Baskets	36,371			36,371	42,343			42,343	-14.1%
	24.6%			24.6%	25.3%			25.3%

Corporate	32			32	(22)			(22)	245.5%
	88.9%			88.9%	-51.2%			-51.2%

Total gross profit	$140,440	$-	$-	$140,440	$154,091	$-	$-	$154,091	-8.9%
	33.6%	-	-	33.6%	32.8%	-	-	32.8%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$26,136	$-		$26,136	$20,523	$-	$-	$20,523	27.3%
BloomNet	10,982			10,982	9,783			9,783	12.3%
Gourmet Foods & Gift Baskets	(78,480)	64,586		(13,894)	(17,134)		2,900	(14,234)	2.4%
Segment Contribution Margin Subtotal	(41,362)	64,586	-	23,224	13,172	-	2,900	16,072	44.5%
Corporate (b)	(30,015)		201	(29,814)	(26,735)	25		(26,710)	-11.6%
EBITDA (non-GAAP)	(71,377)	64,586	201	(6,590)	(13,563)	25	2,900	(10,638)	38.1%
Add: Stock-based compensation	2,487			2,487	1,507			1,507	65.0%
Add: Compensation charge related to NQDC Plan Investment (Depreciation) Appreciation	(1,446)			(1,446)	(2,881)			(2,881)	49.8%
Adjusted EBITDA (non-GAAP)	$(70,336)	$64,586	$201	$(5,549)	$(14,937)	$25	$2,900	$(12,012)	53.8%

	Nine Months Ended
	April 2, 2023	Goodwill and Intangible Impairment	Things Remembered Transaction Costs	As Adjusted (non-GAAP) April 2, 2023	March 27, 2022	Vital Choice and Alice's Table Transaction Costs	Litigation Settlement	As Adjusted (non-GAAP) March 27, 2022	% Change
Net revenues:
Consumer Floral & Gifts	$672,248	$-	$-	$672,248	$760,555	$-	$-	$760,555	-11.6%
BloomNet	103,187			103,187	107,212			107,212	-3.8%
Gourmet Foods & Gift Baskets	844,522			844,522	855,830			855,830	-1.3%
Corporate	152			152	157			157	-3.2%
Intercompany eliminations	(1,062)			(1,062)	(1,761)			(1,761)	39.7%
Total net revenues	$1,619,047	$-	$-	$1,619,047	$1,721,993	$-	$-	$1,721,993	-6.0%

Gross profit:
Consumer Floral & Gifts	$262,510	$-	$-	$262,510	$302,903	$-	$-	$302,903	-13.3%
	39.0%			39.0%	39.8%			39.8%

BloomNet	44,086			44,086	46,325			46,325	-4.8%
	42.7%			42.7%	43.2%			43.2%

Gourmet Foods & Gift Baskets	302,902			302,902	308,745			308,745	-1.9%
	35.9%			35.9%	36.1%			36.1%

Corporate	166			166	82			82	102.4%
	109.2%			109.2%	52.2%			52.2%

Total gross profit	$609,664	$-	$-	$609,664	$658,055	$-	$-	$658,055	-7.4%
	37.7%	-	-	37.7%	38.2%	-	-	38.2%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$64,832	$-	$-	$64,832	$77,869	$-	$-	$77,869	-16.7%
BloomNet	29,847			29,847	32,530			32,530	-8.2%
Gourmet Foods & Gift Baskets	26,313	64,586		90,899	85,695		2,900	88,595	2.6%
Segment Contribution Margin Subtotal	120,992	64,586	-	185,578	196,094	-	2,900	198,994	-6.7%
Corporate (b)	(91,595)		444	(91,151)	(90,694)	540		(90,154)	-1.1%
EBITDA (non-GAAP)	29,397	64,586	444	94,427	105,400	540	2,900	108,840	-13.2%
Add: Stock-based compensation	5,941			5,941	6,803			6,803	-12.7%
Add: Compensation charge related to NQDC Plan Investment (Depreciation) Appreciation	(2,548)			(2,548)	111			111	-2,395.5%
Adjusted EBITDA (non-GAAP)	$32,790	$64,586	$444	$97,820	$112,314	$540	$2,900	$115,754	-15.5%

Reconciliation of net income (loss) to adjusted net income (loss) (non-GAAP):	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022

Net income (loss)	$(70,993)	$(23,409)	$(22,155)	$51,860
Adjustments to reconcile net income (loss) to adjusted net income (loss) (non-GAAP)
Add: Transaction costs	201	25	444	540
Add: Litigation settlement	-	2,900	-	2,900
Add: Goodwill and Intangibles Impairment	64,586	-	64,586	-
Deduct: Income tax effect on adjustments	(11,546)	(533)	(11,609)	(641)
Adjusted net income (loss) (non-GAAP)	$(17,752)	$(21,017)	$31,266	$54,659

Basic and diluted net income (loss) per common share
Basic	$(1.10)	$(0.36)	$(0.34)	$0.80
Diluted	$(1.10)	$(0.36)	$(0.34)	$0.79

Basic and diluted adjusted net income (loss) per common share (non-GAAP)
Basic	$(0.27)	$(0.32)	$0.48	$0.84
Diluted	$(0.27)	$(0.32)	$0.48	$0.83

Weighted average shares used in the calculation of basic and diluted net income (loss) and adjusted net income (loss) per common share
Basic	64,767	65,028	64,660	65,086
Diluted	64,767	65,028	64,660	65,849

Reconciliation of net income (loss) to adjusted EBITDA (non-GAAP):	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022

Net income (loss)	$(70,993)	$(23,409)	$(22,155)	$51,860
Add: Interest expense and other, net	3,116	5,233	11,150	5,431
Add: Depreciation and amortization	13,267	12,693	40,276	36,251
Add: Income tax expense (benefit)	(16,767)	(8,080)	126	11,858
EBITDA	(71,377)	(13,563)	29,397	105,400
Add: Stock-based compensation	2,487	1,507	5,941	6,803
Add: Compensation charge related to NQDC plan investment (depreciation) appreciation	(1,446)	(2,881)	(2,548)	111
Add: Goodwill and Intangible Impairment	64,586	-	64,586	-
Add: Transaction costs	201	25	444	540
Add: Litigation settlement	-	2,900	-	2,900
Adjusted EBITDA	$(5,549)	$(12,012)	$97,820	$115,754

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

Results of Operations

Net revenues

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$357,801	$409,777	-12.7%	$1,387,133	$1,500,670	-7.6%
Other	59,765	59,799	-0.1%	231,914	221,323	4.8%
Total net revenues	$417,566	$469,576	-11.1%	$1,619,047	$1,721,993	-6.0%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 11.1% and 6.0% during the three and nine months ended April 2, 2023, respectively, compared to the same periods of the prior year, due to lower volume across all segments, reflecting a continuation of the trends that we have experienced throughout this fiscal year, in which discretionary spending remains pressured and consumers continue to moderate their spending on purchases for “Everyday” gifting occasions, and to a lesser extent, “Holiday” gifting occasions, combined with the prudent use of promotional offerings and advertising campaigns that balance the long-term goals of the Company with strategies to improve gross margins and operating spend ratios during this challenging economic environment.

Adjusted for the non-comparative impact of Alice’s Table and Vital Choice, which were acquired on December 31, 2021 and October 27, 2021, respectively, consolidated revenues decreased 6.4% during the nine months ended April 2, 2023, in comparison to the prior year period. The Company acquired Things Remembered on January 10, 2023, and launched the brand on its e-commerce platform in April 2023. As such, Things Remembered revenues were immaterial during the three and nine months ended April 2, 2023.

To provide perspective, our post-pandemic fiscal 2023 (three and nine months ended April 2, 2023) revenues exceeded our pre-pandemic fiscal 2019 (three and nine months ended March 31, 2019) revenues by 68.1% and 63.7%, respectively. This revenue growth includes revenues attributable to Shari’s Berries, which was acquired in August 2019, PersonalizationMall, which was acquired on August 3, 2020, Vital Choice, which was acquired on October 27, 2021, and Alice's Table, which was acquired on December 31, 2021. Excluding revenues from these acquisitions, pro-forma, post-pandemic revenues for the three and nine months ended April 2, 2023, exceeded pre-pandemic (three and nine months ended March 31, 2019) revenues by 41.4% and 37.4%, respectively.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022	% Change
Net revenues
E-commerce	$230,403	$261,707	-12.0%	$-	$-	-%	$127,398	$148,070	-14.0%	$-	$-	$357,801	$409,777	-12.7%
Other	2,616	2,536	3.2%	36,968	38,448	-3.8%	20,465	19,332	5.9%	(284)	(517)	59,765	59,799	-0.1%
Total net revenues	$233,019	$264,243	-11.8%	$36,968	$38,448	-3.8%	$147,863	$167,402	-11.7%	$(284)	$(517)	$417,566	$469,576	-11.1%

Other revenues detail
Retail and other	2,616	2,536	3.2%	-	-	-	1,686	1,656	1.8%	-	-	4,302	4,192	2.6%
Wholesale	-	-	-	14,695	15,322	-4.1%	18,779	17,676	6.2%	-	-	33,474	32,998	1.4%
BloomNet services	-	-	-	22,273	23,126	-3.7%	-	-	-	-	-	22,273	23,126	-3.7%
Corporate	-	-	-	-	-	-	-	-	-	36	43	36	43	-16.3%
Eliminations	-	-	-	-	-	-	-	-	-	(320)	(560)	(320)	(560)	42.9%
Total other revenues	$2,616	2,536	3.2%	$36,968	$38,448	-3.8%	$20,465	$19,332	5.9%	$(284)	$(517)	$59,765	59,799	-0.1%

	Nine Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022	% Change
Net revenues
E-commerce	$665,866	$753,813	-11.7%	$-	$-	-%	$721,267	$746,857	-3.4%	$-	$-	$1,387,133	$1,500,670	-7.6%
Other	6,382	6,742	-5.3%	103,187	107,212	-3.8%	123,255	108,973	13.1%	(910)	(1,604)	231,914	221,323	4.8%
Total net revenues	$672,248	$760,555	-11.6%	$103,187	$107,212	-3.8%	$844,522	$855,830	-1.3%	$(910)	$(1,604)	$1,619,047	$1,721,993	-6.0%

Other revenues detail
Retail and other	6,382	6,742	-5.3%	-	-	-	7,907	8,084	-2.2%	-	-	14,289	14,826	-3.6%
Wholesale	-	-	-	40,370	39,890	1.2%	115,348	100,889	14.3%	-	-	155,718	140,779	10.6%
BloomNet services	-	-	-	62,817	67,322	-6.7%	-	-	-	-	-	62,817	67,322	-6.7%
Corporate	-	-	-	-	-	-	-	-	-	152	157	152	157	-3.2%
Eliminations	-	-	-	-	-	-	-	-	-	(1,062)	(1,761)	(1,062)	(1,761)	39.7%
Total other revenues	$6,382	6,742	-5.3%	$103,187	$107,212	-3.8%	$123,255	$108,973	13.1%	$(910)	$(1,604)	$231,914	221,323	4.8%

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 12.7% and 7.6% during the three and nine months ended April 2, 2023, respectively, compared to the same periods of the prior year, primarily as a result of a decline in demand for “Everyday” gifts within all our segments, attributable to the macro-economic conditions noted above, which have negatively impacted consumer discretionary spending.

During the three and nine months ended April 2, 2023, the Company fulfilled approximately 4.6 million and 16.3 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 15.8% and 12.7%, respectively, compared to the same periods of the prior year. During the three and nine months ended April 2, 2023, average order value increased 3.8% and 5.9%, to $78.25 and $85.01, respectively, as a result of strategic price increases, and product mix into higher price point items.

Excluding the impact of the acquisitions of Vital Choice and Alice’s Table, pro-forma e-commerce revenues declined 8.1% during the nine months ended April 2, 2023, compared to the same period of the prior year.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three months ended April 2, 2023, were consistent with the same period of the prior year, as higher wholesale volumes within the Gourmet Foods & Gift Baskets segment, as a result of increased spring and Easter volume, offset lower revenues within the BloomNet segment due to the overall macro-economic conditions.

Other revenues increased 4.8% during the nine months ended April 2, 2023, compared to the same period of the prior year, due to increased wholesale product demand within the Gourmet Foods & Gift Baskets segment, as consumers returned to in person “brick-and-mortar” shopping, as well as increased spring and Easter demand, partially offset by lower revenues within the BloomNet segment due to the overall macro-economic conditions.

Revenue by segment:

Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com and PersonalizationMall brands, as well as Alice’s Table, subsequent to its acquisition on December 31, 2021, and the Things Remembered brand, subsequent to its acquisition on January 10, 2023, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues within this segment decreased 11.8% and 11.6% during the three and nine months ended April 2, 2023, respectively, compared to the same periods of the prior year, due to reduced “Everyday” product demand and weaker than anticipated Valentine’s Day demand, as consumer discretionary spending continues to shrink in the current inflationary environment, combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margin and operating spend efficiency in the face of softening demand.

Pro-forma segment revenues decreased 11.7% during the nine months ended April 2, 2023, adjusting for the acquisition of Alice’s Table.

BloomNet - revenues in this segment are derived from membership fees, as well as product and service offerings. Net revenues decreased 3.8% during both the three and nine months ended April 2, 2023, compared to the same periods of the prior year.

The net revenue decline during the three months ended April 2, 2023 was due to a decline in wholesale product revenues, as well as services revenues, attributable to reduced membership/transaction fee revenues associated with a decline in order volume processed through the network, as well as lower directory services ad revenues.

Net revenues declined during the nine months ended April 2, 2023 due to lower services revenues, attributable to reduced membership/transaction fee revenues associated with a decline in order volume processed through the network, as well as lower directory services ad revenues, partially offset by strong wholesale product demand in the first quarter of the fiscal year, driven by product availability, which had been constrained by supply chain issues in the prior year.

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

Net revenues within this segment decreased 11.7% and 1.3% during the three and nine months ended April 2, 2023 compared to the same periods of the prior year, as a result of lower e-commerce sales, primarily due to the macro-economic weakness, which has significantly reduced “Everyday” occasion volumes, combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margin and operating spend efficiency in the face of softening demand. Wholesale revenues were slightly favorable to prior year due to increased Spring and Easter volumes, and improved demand as consumers return to traditional “brick-and-mortar” shopping.

Pro-forma segment revenues decreased 2.1% during the nine months ended April 2, 2023, adjusting for the acquisition of Vital Choice.

Gross profit

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change
	(dollars in thousands)

Gross profit	$140,440	$154,091	-8.9%	$609,664	$658,055	-7.4%
Gross profit %	33.6%	32.8%		37.7%	38.2%

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

Gross profit decreased 8.9% and 7.4% during the three and nine months ended April 2, 2023, respectively, compared to the same periods of the prior year, primarily due to lower revenues noted above.

Gross profit percentage increased 80 basis points during the three months ended April 2, 2023, compared to the prior year, driven by improvements within the Consumer Floral & Gifts and BloomNet segments, as a result of strategic pricing initiatives and lower in-bound freight costs.

Gross profit percentage decreased by 50 basis points during the nine months ended April 2, 2023 compared to the prior year, reflecting the annualization of macro-economic headwinds in the first quarter of fiscal 2023, attributable to higher commodity, labor, inbound and outbound shipping costs, including the impact of fuel surcharges, as well as the write-off of dated perishable product, partially offset by the improvements in the second and third quarter, as noted above.

The Company has and will continue to implement strategies designed to mitigate the impact of the various headwinds noted above, including pricing initiatives across our product assortment, advancements in our logistics optimization programs to mitigate rising third-party shipping costs and deploying automation to increase throughput and efficiency and address high cost of labor. Ocean freight costs have come down significantly from their highs of last year, and over time, we expect commodity costs will revert to more historical norms.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 8.8% during the three months ended April 2, 2023 due to the impact of the lower revenues noted above, partially offset by favorable gross profit percentage attributable to strategic pricing initiatives and product mix, reflected in the higher average order value, as well as lower inbound ocean freight rates.

Gross profit decreased by 13.3% during the nine months ending April 2, 2023, due to the impact of the lower revenues noted above, as well as a decrease in gross profit percentage, driven by higher ocean freight (carried on earlier inventory buys), as well as higher outbound freight, and labor rates, partially offset by pricing initiatives which are reflected in the higher average order value noted above.

BloomNet segment - Gross profit increased by 5.5% during the three months ended April 2, 2023, compared to the same period of the prior year, due to an improved gross profit percentage, partially offset by the decrease in revenues noted above. Gross profit percentage increased in comparison to the prior year primarily due to improvements in wholesale margins, as a result of strategic pricing initiatives and lower ocean freight

Gross profit decreased 4.8% during the nine months ended April 2, 2023, compared to the same period of the prior year, due to the lower revenues noted above, as well as the impact of a lower gross margin percentage, due to sales mix, with a greater proportion of revenues derived from lower margin wholesale product sales, and higher rebates.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 14.1% and 1.9%, respectively, during the three and nine months ended April 2, 2023, compared to the same periods of the prior year, primarily due to the revenue decrease noted above, combined with a decline in gross profit percentage primarily attributable to increased promotions to incentivize customer demand and to work down long inventory positions, combined with continued inflationary pressures on component costs, partially offset by lower ocean freight, automation efficiencies, and pricing initiatives.

Marketing and sales expense

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change
	(dollars in thousands)

Marketing and sales	$106,472	$130,645	-18.5%	$390,077	$432,795	-9.9%
Percentage of net revenues	25.5%	27.8%		24.1%	25.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 18.5% and 9.9% during the three and nine months ended April 2, 2023, respectively, compared to the same period of the prior year, due to variable components associated with lower revenues, combined with reduced, but more efficient advertising spend, and expense optimization efforts.

Technology and development expense

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2022	March 27, 2022	% Change
	(dollars in thousands)

Technology and development	$14,837	$14,456	2.6%	$44,529	$41,369	7.6%
Percentage of net revenues	3.6%	3.1%		2.8%	2.4%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense increased by 2.6% and 7.6% during the three and nine months ended April 2, 2023, respectively, compared to the same periods of the prior year, primarily due to higher maintenance and support for the Company’s technology platform enhancements, including higher labor and consulting costs, partially offset by lower performance-based compensation in the current year.

General and administrative expense

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change
	(dollars in thousands)

General and administrative	$25,922	$22,553	14.9%	$81,075	$78,491	3.3%
Percentage of net revenues	6.2%	4.8%		5.0%	4.6%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 14.9%, during the three months ended April 2, 2023, compared to the same period of the prior year, due to the impact of increases in health care claim costs, and change in the value of non-qualified deferred compensation plan investments (see equal offset in “other income/expense, net”), partially offset by lower performance-based compensation.

General and administrative expenses increased 3.3% during the nine months ended April 2, 2023, compared to the same period of the prior year, due to an increase in bad debt expense, legal fees, and health care costs, partially offset by lower labor costs resulting from a change in the value of non-qualified deferred compensation plan investments (see equal offset in “other income/expense, net”), and lower performance-based compensation.

Depreciation and amortization expense

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change
	(dollars in thousands)

Depreciation and amortization	$13,267	$12,693	4.5%	$40,276	$36,251	11.1%
Percentage of net revenues	3.2%	2.7%		2.5%	2.1%

Depreciation and amortization expense increased 4.5% and 11.1% during the three and nine months ended April 2, 2023, respectively, compared to the same periods of the prior year, due to distribution facility automation projects and IT related ecommerce/platform enhancements, as well as incremental amortization associated with recent acquisitions.

Goodwill and intangible impairment

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change
	(dollars in thousands)

Goodwill and intangible impairment	$64,586	$-	-%	$64,586	$-	-%

Based upon the continuing pressures on consumer discretionary spending, ongoing geopolitical events, the current inflationary macro-economic conditions, related cost input headwinds that have negatively impacted the Company’s gross margins, and resulting downward revisions to its forecast, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit during the quarter ended April 2, 2023. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023, and fully impaired the related goodwill, and partially impaired certain tradenames within the reporting unit. See Note 6 – Goodwill and Intangibles, net, in Item I for details.

Interest expense, net

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change
	(dollars in thousands)

Interest expense, net	$1,712	$1,226	39.6%	$8,676	$4,477	93.8%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 8 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 39.6% and 93.8% during the three and nine months ended April 2, 2023, respectively, compared to the same periods of the prior year, primarily due to higher interest rates, and higher working capital borrowings during the nine month period, partially offset by favorable interest earned on available cash balances.

Other expense (income), net

	Three Months Ended			Nine Months Ended
	April 2, 2023	March 27, 2022	% Change	April 2, 2023	March 27, 2022	% Change
	(dollars in thousands)

Other expense (income), net	$1,404	$4,007	-65.0%	$2,474	$954	159.3%

Other expense (income) consists primarily of investment losses/(gains) on the Company’s NQDC Plan assets.

Income Taxes

The Company recorded income tax benefit of $16.8 million and income tax expense of $0.1 million, during the three and nine months ended April 2, 2023 respectively, compared to an income tax benefit of $8.1 million and income tax expense of $11.9 million, during the three and nine months ended March 27, 2022, respectively. The Company’s effective tax rate for the three and nine months ended April 2, 2023 was 19.1% and -0.6% respectively, compared to 25.7% and 18.6% in the same periods of the prior year. The Company’s effective tax rate for the three and nine months ended April 2, 2023 differed from the U.S. federal statutory rate of 21.0% primarily as a result of the non-deductible portions of the goodwill impairment charge as well as state income taxes, non-deductible executive compensation, and tax shortfalls related to stock-based compensation, partially offset by various tax credits. The effective tax rate for the three months ended March 27, 2022 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses for executive compensation, partially offset by various tax credits, whereas, the effective tax rate for the nine months ended March 27, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from stock based compensation, partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the Company’s Credit Agreement (see Note 8 - Debt in Item 1 for details). At April 2, 2023, the Company had working capital of $114.4 million, including cash and cash equivalents of $51.6 million, compared to working capital of $82.5 million, including cash and cash equivalents of $31.5 million, at July 3, 2022.

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

During the first two quarters of fiscal 2023, the Company borrowed under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $195.9 million in November 2022. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the Revolver in December 2022. Based on current projected cash flows, the Company believes that available cash balances will be sufficient to provide for the Company’s operating needs through the remainder of fiscal 2023, at which time the Company would again expect to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company had no amounts outstanding under its Revolver as of April 2, 2023.

While we believe that our sources of funding will be sufficient to meet our anticipated operating cash needs for at least the next twelve months, any projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate, and will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to require additional financing. The Company is in the process of refinancing its Credit Agreement, which matures in May 2024.

Cash Flows

Net cash provided by operating activities of $73.1 million, for the nine months ended April 2, 2023, was primarily attributable to the Company’s net loss during the period, adjusted by non-cash charges for goodwill and intangible asset impairment, depreciation and amortization, bad debt expense and stock-based compensation, partially offset by uses of cash for working capital purposes, comprised of decreases in accounts payable and increases in trade receivables, offset by decreases in inventory.

Net cash used in investing activities of $36.4 million, for the nine months ended April 2, 2023, was attributable to capital expenditures primarily related to the Company's technology and automation initiatives and the acquisition of Things Remembered.

Net cash used in financing activities of $16.6 million, for the nine months ended April 2, 2023, related primarily to repayments of bank borrowings under the Company’s term loan, and acquisition of treasury stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At April 2, 2023, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's Credit Agreement (see Note 8 - Debt in Item 1 for details and payments due by period).
●	Operating lease obligations – payments due under the Company’s operating leases (see Note 13 - Leases in Item 1 for details and payments due by period for the long-term operating leases).
●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Purchase commitments	$60,888	$34,967	$10,279	$2,124	$168	$-	$108,426

Critical Accounting Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2022, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since July 3, 2022, except as noted below:

Goodwill & Intangible Assets Assessment and Impairment

Interim Impairment Evaluation

During the quarter ended April 2, 2023, the Company evaluated whether events or circumstances had changed such that it would indicate it was more likely than not that its goodwill, intangible and other long-lived assets of the Gourmet Foods & Gift Baskets reporting units fair values were less than their carrying amounts. After considering the continuing pressures on consumer discretionary spending, ongoing geopolitical events, the current inflationary macro-economic conditions, related cost input headwinds that have negatively impacted the Company’s gross margins, and resulting downward revisions to its forecast, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023.

Impairment Assessments – Goodwill and Intangibles

The Company performed its goodwill impairment test by comparing the fair value of its Gourmet Foods & Gift Baskets reporting unit to its respective carrying value. The Company estimated the fair value of the Gourmet Foods & Gift Baskets reporting unit using an equal weighting of the income and market approaches, and a discount rate of 13%. The Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Under the income approach, the Company used a discounted cash flow methodology which required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair values of its reporting units to its current market capitalization.

The Company’s impairment test for indefinite-lived intangible assets encompassed calculating a fair value of the indefinite-lived intangible asset and comparing that result to its carrying value. To determine fair value of indefinite-lived intangible assets, the Company used an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

The Company’s impairment test for definite-lived intangibles was performed through a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value.

Based on the impairment assessment performed for the period ending April 2, 2023, the Company recorded a goodwill and intangible impairment charge against its Gourmet Foods & Gift Baskets reporting unit of $64.6 million, comprised of $62.3 million which was attributable to goodwill and $2.3 million which was attributable to certain tradenames within the same reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.

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

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:

o	to achieve revenue and profitability;
o	to leverage its operating platform and reduce operating expenses;
o	to manage the seasonality of its business;
o	to cost effectively acquire and retain customers;
o	to successfully integrate acquired businesses and assets;
o	to reduce working capital requirements and capital expenditures;
o	to mitigate the impact of supply chain cost and capacity constraints;
o	to compete against existing and new competitors;
o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o	to address the effects of changes in accounting policies, practices, or assumptions, including changes that could potentially require future impairment charges;

●	the outcome of contingencies, including legal proceedings in the normal course of business; and
●	general consumer sentiment and economic conditions that may affect among other things, the levels of discretionary customer purchases of the Company’s products and the costs of shipping and labor.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties, and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 and $0.9 million during the three and nine months ended April 2, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of April 2, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were not effective as of April 2, 2023, due to a material weakness in internal control over financial reporting related to logical access and segregation of duties, at the application control level, in certain information technology environments. The material weakness was first identified and reported in Management's Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the period ending July 3, 2022.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions described above, there were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended April 2, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of April 2, 2023, $32.0 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2023, which includes the period July 4, 2022 through April 2, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/04/22 - 07/31/22	-	$-	-	$33,203
08/01/22 - 08/28/22	-	$-	-	$33,203
08/29/22 - 10/02/22	-	$-	-	$33,203
10/03/22 - 10/30/22	-	$-	-	$33,203
10/31/22 - 11/27/22	140,248	$8.38	140,248	$32,029
11/28/22 - 01/01/23	-	$-	-	$32,029
01/02/23 - 01/29/23	-	$-	-	$32,029
01/30/23 - 02/26/23	1,757	$12.34	1,757	$32,007
02/27/23 - 04/02/23	-	$-	-	$32,007
Total	142,005	$8.42	142,005

(1)	Average price per share excludes commissions and other transaction fees.

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: May 12, 2023	/s/ Christopher G. McCann Christopher G. McCann Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2023	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)