Form 10-K
period 2023-07-02
1 800 FLOWERS COM INC
filed 2023-09-15
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, January 1, 2023, was approximately $247,769,000. The registrant has no non-voting common stock.

37,733,189

(Number of shares of class A common stock outstanding as of September 8, 2023)

27,068,221

(Number of shares of class B common stock outstanding as of September 8, 2023)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended July 2, 2023

PART I

Item 1.	BUSINESS

The Company

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; and Alice’s Table®, a lifestyle business offering fully digital on demand floral, culinary and other experiences to guests across the country.

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

Narrative Description of Business

The Origins of 1-800-FLOWERS.COM

The Company’s operations began in 1976 when James F. McCann, the Company’s founder and current Executive Chairman of the Board of Directors and Chief Executive Officer, acquired a single retail florist in New York City, which he subsequently expanded to a 14-store chain. Thereafter, the Company modified its business strategy to take advantage of the rapid emergence of toll-free calling. The Company acquired the right to use the toll-free telephone number 1-800-FLOWERS, adopted it as its corporate identity and began to aggressively build a national brand around it.

The Company’s Strategy

The Company’s objective is to be the leading authority on thoughtful gifting, to serve an expanding range of our customers’ celebratory needs, thereby helping our customers express themselves and connect with the important people in their lives. The Company will continue to build on the trusted relationships with our customers by providing them with ease of access, tasteful and appropriate gifts, and superior service. By engaging with our customers, we help to inspire more human expression and connection – sentiments that are more important than ever in the current environment.

The Company has essentially doubled the size of its business over the past several years – generating more than $2 billion in revenue, operating in a total addressable market of ~ $130 billion, with growing, market leading positions in Gourmet Food, Floral and Personalized gifts.

The Company believes that 1-800-FLOWERS.COM is one of the most recognized brands in the floral and gift industries. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit bouquet arrangements, and gift-quality fruit baskets, dipped berries, steaks, chops and prepared meals, as well an extensive selection of personalized products. On August 3, 2020, the Company completed its acquisition of PersonalizationMall.com LLC ("PersonalizationMall"), adding an extensive selection of personalized products to our offerings, and on October 27, 2021, acquired Vital Choice Seafood LLC (“Vital Choice”), a purveyor of wild-caught seafood and sustainably farmed shellfish, pastured proteins, and organic foods. On December 31, 2021, the Company acquired Alice’s Table® to supplement our product portfolio with lifestyle offerings, including fully digital on demand floral, culinary and other experiences to guests across the country. On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered brand, a complete online gifting and personalization destination renowned for its men’s and women’s jewelry, drinkware, home décor, business gifts and awards, and wedding essentials, which was fully integrated into the Personalization Mall brand. This extended line of gift offerings helps our customers with all of their celebratory occasions, and will enable the Company to increase the purchase frequency and average order value for existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

The Company’s consolidated customer database and multi-brand website is designed to dynamically engage our customers, further enhancing the Company’s position as a leading, one-stop destination for all of our customers’ gifting and celebratory needs. The Company is laser focused on deepening relationships with its customers through content and community and are focused on inspiring our customers to give more and to build better and more meaningful relationships. We have a large customer file, with increasing frequency from existing customers, including 1.3 million Celebrations Passport members who, along with our multi-brand customers, represent our best customer cohorts in terms of frequency, retention and average spend, and thus customer lifetime value. Celebrations Passport and multi-brand customers frequency is 2x to 3x other customers. Multi-brand customers represent ~13% of customers but ~28% of revenue.

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

As such, the Company has transformed from a floral-based specialty retailer with multiple-brand add-ons into an Ecommerce platform built for growth. We have created a highly scalable platform that enables solid top and bottom-line growth over the long term and expanding market-share positions. In addition, the Company has been successful in identifying, executing and integrating highly accretive acquisitions supported by a strong balance sheet. PersonalizationMall, Shari’s Berries and Things Remembered all benefited from being on our platform with accelerated revenue growth and enhanced profit contributions.

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
E-commerce provider of personalized gifts and keepsakes, which operations are integrated within the PersonalizationMall.com brand, acquired in January 2023.
Provider of lifestyle offerings, including fully digital livestreaming floral, culinary and other experiences to guests across the country, acquired in December 2021.

BLOOMNET SEGMENT
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

The Company’s net revenues from international sources were not material during fiscal years 2023, 2022 and 2021.

Flowers and Plants. The Company’s flagship 1-800-Flowers.com brand offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a choice of florist designed products, including traditional floral and gift offerings, and the Company’s line of fruit arrangements, under the Fruit Bouquets brand, and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes. With the acquisition of Alice’s Table, the Company now also provides lifestyle offerings, including fully digital on demand floral, culinary and other experiences to guests across the country.

Personalized Gifts. Through its PersonalizationMall brand, the Company offers a wide assortment of products using sublimation, embroidery, digital printing, engraving, and sandblasting to provide a unique, personalized experience to our customers. The Company expanded its offering of personalized products with the recent acquisition of the Things Remembered brand, a complete online gifting and personalization destination renowned for its men’s and women’s jewelry, drinkware, home décor, business gifts and awards, and wedding essentials.

Gourmet Foods & Gift Baskets. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products, land and sea-based proteins, and gifts marketed under the Harry & David, Wolferman’s Bakery, Vital Choice, Cushman’s® and Moose Munch brands. The Company manufactures premium cookies and baked gift items under the Cheryl’s Cookies and Mrs. Beasley’s® brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Simply Chocolate offers artisan chocolates and confections. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.

BloomNet®. The Company’s BloomNet business provides its members with products and services, including: (i) settlement processing, consisting of the settlement of orders between referring florists (including the 1-800-Flowers.com brand) and fulfilling florists, (ii) advertising, in the form of member directories, including the industry’s first on-line directory, (iii) access services, by which BloomNet florists are able to refer and fulfill orders, using Bloomlink®, the Company’s proprietary Internet-based system, (iv) other products and services, including web hosting, marketing, designer education and point of sale systems, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers.com purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability.

Marketing and Promotion

The Company’s marketing and promotional strategy is designed to strengthen the 1-800-FLOWERS.COM brands, engage with its customers, increase customer acquisition, build customer loyalty, encourage repeat purchases and drive long-term growth. The Company’s goal is to create a celebratory ecosystem that makes its brands synonymous with thoughtful gifting and to help our customers “send smiles” every day. To do this, the Company intends to invest in its brands and acquire new customers through the use of selective on and off-line media, direct marketing, public relations, social media and strategic relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base. The Company’s focus is to create marketing messaging that is more relevant to the customer, to engage with our customers in a two-way dialog and to focus on the experience of the connection. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, and Celebrations Passport® loyalty program, as well as continually investing and innovating how and where it engages with its customers.

The Company’s strong appeal and brand recognition provide it with significant marketing opportunities. For example, the Company was featured in an episode of the CBS TV hit reality show Undercover Boss, providing a great opportunity for its brands to receive broad national exposure, while also being included in the Walk of Shame movie. Our “Summer of a Million Smiles” charitable efforts deliver smiles to local charities, communities and service initiatives across the country. We also sponsor our enterprise-wide “Gifts That Give Back” collection in support of our Smile Farms® philanthropic initiative, which is focused on creating meaningful employment opportunities for individuals with developmental disabilities – a program that we are proud to have founded. And, in what can be considered one of the best compliments a brand can receive, 1-800-Flowers.com’s place in America’s cultural fabric was confirmed when the brand was featured in a great spoof on Mother’s Day family relations during a Saturday Night Live skit.

Technology Infrastructure

The Company believes it has been and continues to be a leader in implementing new technologies to give its customers the best possible shopping experience, whether online or over the telephone. Orders are transmitted directly from the Company’s secure websites, or with the assistance of a gift advisor, into our internally developed transaction processing system, which captures the required customer and recipient information. The system then routes the order to the appropriate distribution center or, for florist fulfilled or drop-shipped items, selects a florist or vendor to fulfill the customer’s order and electronically refers the necessary information using BloomLink, the Company’s proprietary Internet-based system. The Company’s gift advisors have electronic access to this system, enabling them to assist in order fulfillment and subsequently track other customer and/or order information.

Fulfillment and Manufacturing Operations

The Company’s customers primarily place their orders either online or over the telephone. The Company’s hybrid fulfillment system, which enables the Company to offer same-day, next-day and any-day delivery, combines the use of BloomNet (comprised of independent florists operating retail flower shops and franchise florist shops) with Company distribution centers and vendors who ship directly to the Company’s customers. While providing a significant competitive advantage in terms of delivery options, the Company’s fulfillment system also has the added benefit of reducing the Company’s capital investments in inventory and infrastructure. The Company’s products are backed by a 100% smile guarantee, and the Company’s business is not dependent on any single third-party supplier.

Fulfillment and manufacturing of products is as follows:

Flowers and Plants. A majority of the Company’s floral orders are fulfilled by one of the Company’s BloomNet members, allowing the Company to deliver its floral and fruit bouquet products on a same-day or next-day basis to ensure freshness and to meet its customers’ need for immediate gifting. In addition to these florist designed products, the Company also offers fresh cut floral arrangements in a wide assortment of combinations, themes and designer bouquets and collections through its direct ship program, fresh from the farm.

Personalized Gifts. Through PersonalizationMall, including the recently acquired Things Remembered brand, the Company offers a broad selection of personalized gifts and keepsakes that are manufactured utilizing same-day/next-day capabilities, and distributed from its Bolingbrook, IL facility.

Gourmet Foods & Gift Baskets. The Company offers a wide array of premium brand signature baked products, confections, gift baskets, gourmet popcorn, dipped berries, giftable fruit towers and baskets, and related products through its Gourmet Foods & Gift Baskets’ brands. The Company’s Cheryl’s cookies and baked gifts are manufactured primarily in its baking facility in Westerville, Ohio, while The Popcorn Factory and Moose Munch premium snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon, supplemented by specialty products that are sourced across the U.S. and the world. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, located in Melrose Park, Illinois. Our products are distributed from a combination of Company-owned and leased distribution facilities across the country, which are shared by our brands in order to reduce both transit time to customer and overall logistics costs. Dipped berries and other specialty treats for our Shari’s Berries brand are manufactured and fulfilled through our network of drop ship vendors.

Sources and Availability of Raw Materials

The Company’s raw materials consist of ingredients for manufactured products (including various commodities such as sugar, flour, cacao, eggs, fruit and flowers), packaging supplies, and other supplies used in the manufacturing and transportation processes (such as fuel, natural gas and derivative products). Except for certain crops which are grown in our Harry & David orchards, raw materials used by the Company are purchased from third parties, some of whom are single-source suppliers. The prices we pay, and the availability of these materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. We utilize a global supply chain that includes both U.S. and international suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume we need to meet customer demand, to receive those materials timely through our supply chain and to produce, manufacture and distribute those products determines, in part, our ability to grow the business, and the appeal of our merchandise assortment we offer to our customers.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother’s Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. During fiscal 2023, our fiscal second quarter revenues represented approximately 44% of annual revenues, while our first, third and fourth quarters generated 15%, 21%, and 20% of annual revenues, respectively.

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

Competition

The popularity and convenience of e-commerce shopping has continued to give rise to established businesses on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a website, a toll-free phone number and physical locations. Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers. Certain mass merchants have expanded their offerings to include competing products and may continue to do so in the future. These businesses, as well as other potential competitors, may be able to:

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

Intellectual Property

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets.com”, “FruitBouquets.com”, “BloomNet”, “GreatFood.com”, “The Popcorn Factory”, “Cheryl’s Cookies”, “Mrs. Beasley’s”, “Celebrations Passport”, “Flowerama”, “DesignPac”, “Harry & David”, “Wolferman’s Bakery”, “Moose Munch”, Cushman’s”, “Simply Chocolate”, “Personalization Universe”, “PersonalizationMall”, “Things Remembered”, “Shari’s Berries”, “SmartGift”, “Vital Choice” and “Alice’s Table”. The Company also has rights to numerous domain names, including: www.1800flowers.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.personalizationuniverse.com, www.personalizationmall.com, www.thingsremembered.com, www.plants.com, www.florists.com, www.greatfoods.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.simplychocolate.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com, www.wolfermans.com, www.vitalchoice.com, www.alicestable.com, www.berries.com, www.sharisberries.com and www.smartgift.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Human Capital

Employees. We focus on attracting, developing and retaining skilled, diverse talent, including recruiting from among the universities across the markets in which we compete and are generally able to select top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. As of July 2, 2023, the Company had approximately 4,200 full and part-time employees, all located in the United States. During peak periods, the Company substantially increases the number of customer service, manufacturing, and fulfillment personnel. The Company’s employees are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good. Our employees are a key source of our competitive advantage and their actions, guided by our Code of Ethics, are critical to the long-term success of our business.

Workforce Diversity. As a company, we are committed to building an inclusive and equitable culture that embraces and celebrates our associates’ diverse backgrounds and unique life experiences.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the United States Securities and Exchange Commission (“SEC”). Also note we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.

Macroeconomic Conditions and Related Risk Factors

The financial and credit markets and consumer sentiment have and will experience significant volatility, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. The Company’s business and operating results are subject to economic conditions and their impact on consumer discretionary spending. Factors that may negatively impact consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, reductions in disposable income levels, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. In the recent past, such factors have impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. Adverse economic changes could reduce consumer confidence and could thereby affect our operating results. In challenging and uncertain economic environments, including the aftermath of the COVID-19 pandemic, and the geopolitical climate, we cannot predict when macroeconomic conditions uncertainty may arise and whether such circumstances could impact the Company.

The impact of the COVID-19 pandemic has created significant uncertainty for our business, financial condition and results of operations and for the prices of our publicly traded securities. The extent of the continuing impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior following the pandemic.

Although our business experienced positive growth in our revenues and customer file during much of the COVID-19 pandemic, when many consumers shifted to online shopping, most pandemic-era restrictions have since been lifted, and it is difficult to predict what lasting effects the pandemic and resulting macroeconomic patterns will have on consumer spending patterns and e-commerce generally. We may fail to achieve our previous rate of growth or be unsuccessful in maintaining some or all of the new customers we acquired during the pandemic, which could reduce demand for our products. Any reduced demand for our products or change in customers purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products, closing of florist or franchise locations, stores, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording charges for our inability to recover or collect any accounts receivable, owned or leased assets, or prepaid expenses.

Increased shipping costs and supply chain disruptions may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers. The Company has established relationships with Federal Express and other common carriers for the delivery of these products. If these carriers were to further increase the prices they charge to ship the Company’s goods, and if the Company is forced to pass these costs on to its customers, or if carrier capacity becomes constrained, due to strikes or otherwise, the Company’s sales could be negatively impacted. In addition, ocean container availability and cost, as well as port disruptions could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships, revenues and earnings.

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

If the supply of flowers for sale becomes limited, the price of flowers could rise or flowers may be unavailable and the Company’s revenues and gross margins could decline. A variety of factors affect the supply of flowers in the United States and the price of the Company’s floral products. If the supply of flowers available for sale is limited due to weather conditions, farm closures, economic conditions, political conditions in supplier locations, or other factors, prices for flowers could rise and as a result customer demand for the Company’s floral products may be reduced, causing revenues and gross margins to decline. Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company.

Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and the Company expects that this will continue in the future.

The Company's operating results may suffer due to economic, political and social unrest or disturbances. Like other American businesses, the Company is unable to predict what long-term effect acts of terrorism, war, or similar unforeseen events may have on its business. The Company’s results of operations and financial condition could be adversely impacted if such events cause an economic slowdown in the United States, negatively impact the supply chain, increase the cost of key components for our gifts, or have other negative effects that cannot now be anticipated.

Business and Operational Risk Factors

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

A failure to establish and maintain strategic online and social media relationships that generate a significant amount of traffic could limit the growth of the Company’s business. Although the Company expects a significant portion of its online customers will continue to come directly to its website and mobile applications, it will also rely on third party websites, search engines and affiliates with which the Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships, or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company’s online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

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

Similarly, the plant, gift basket, gourmet food, cookie, candy, fruit and specialty gift categories are each highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail shops, online retailers and mail-order catalogs.

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

Extreme weather conditions and natural disasters, and other catastrophic events, may interrupt our business, or our suppliers’ businesses. Some of our facilities and our suppliers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including hurricanes, tornadoes, and wildfires. Extreme weather conditions, whether caused by global climate change or otherwise, may interrupt our operations in such areas, negatively impacting various functions, such as production, distribution, and order fulfillment. Furthermore, extreme weather conditions may interrupt our suppliers’ production or shipments, or increase our suppliers’ product costs, all of which could have an adverse effect on our business, financial condition, and results of operations.

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

If the Company is unable to hire and retain qualified employees, including key personnel, its business may suffer. The Company’s success is dependent on its ability to hire, retain and motivate highly qualified personnel. Given the competitive labor market, we cannot be assured that we can continue to hire, train and retain a sufficient number of qualified employees at current wage rates. In particular, the Company’s success depends on the continued efforts of its Chief Executive Officer, James F. McCann, as well as its senior management team which help manage its business. The loss of the services of any of the Company’s executive management or key personnel or its inability to attract qualified additional personnel could cause its business to suffer and force it to expend time and resources in locating and training additional personnel.

A failure to integrate our acquisitions may cause the results of the acquired company, as well as the results of the Company to suffer.  The Company has opportunistically acquired a number of companies over the past several years. Additionally, the Company may look to acquire additional companies in the future. As part of the acquisition process, the Company embarks upon a project management effort to integrate the acquisition onto our information technology systems and management processes. Due diligence undertaken with any acquisition may not reveal all potential problems or inefficiencies involved in integrating the acquired entity into the Company. If we are unsuccessful in integrating our acquisitions, the results of our acquisitions may suffer, management may have to divert valuable resources to oversee and manage the acquisitions, the Company may have to expend additional investments in the acquired company to upgrade personnel and/or information technology systems and the results of the Company may suffer.

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

An increase in the number of employees working remotely has amplified certain risks to the Company’s business and increased demand on the Company’s information technology resources and systems. Following the COVID-19 pandemic, the Company experienced an increase in the number of its employees working remotely, which has led to increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect the Company’s business.

If the Company fails to continuously improve its website (on all relevant platforms, including mobile), including successful deployment of new technology, it may not attract or retain customers and may otherwise experience harm to its business. If potential or existing customers do not find the Company’s website (on all relevant platforms, including mobile) a convenient place to shop, the Company may not attract or retain customers and its sales may suffer. To encourage the use of the Company’s website, it must continuously improve its accessibility, content and ease of use. If the Company is unable to maintain a compelling web presence, including by successfully responding to new technology trends (such as generative artificial intelligence), competitors' websites may be perceived as easier to use or better able to satisfy customer needs. In addition, our use of generative AI in certain features of our website may present risks and challenges that remain uncertain due to the relative novelty of this technology, and could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm.

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

Failure to remediate a material weakness related to our controls over logical access and segregation of duties, at the application control level, in certain information technology environments, could result in material misstatements in our financial statements. Our management has identified a material weakness related to our controls over logical access and segregation of duties, at the application control level, in certain information technology environments and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of July 3, 2022. While remediation was completed during Fiscal 2023, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Likewise, the phone number that spells 1-800-FLOWERS is important to the Company’s brand and its business. While the Company has obtained the right to use the phone numbers 1-800-FLOWERS, 1-888-FLOWERS and 1-877-FLOWERS, as well as common toll-free “FLOWERS” misdials, it may not be able to obtain rights to use the FLOWERS phone number as new toll-free prefixes are issued, or the rights to all similar and potentially confusing numbers. If third parties obtain the phone number that spells “FLOWERS" with a different prefix or a toll-free number similar to FLOWERS, these parties may also confuse the Company’s customers and cause lost sales and potential damage to its brands. In addition, under applicable FCC rules, ownership rights to phone numbers cannot be acquired. Accordingly, the FCC may rescind the Company’s right to use any of its phone numbers, including 1-800-FLOWERS (1-800-356-9377).

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

Our business is subject to government regulation in various areas, and the increasing costs of compliance efforts, as well as any potential non-compliance, could adversely impact our business. We are subject to laws and regulations affecting our operations in a number of areas, including consumer protection, labor and employment, data privacy, product safety, and environmental. Compliance with these and similar laws and regulations may require significant effort and expense, and variances and inconsistencies in requirements among jurisdictions may exacerbate this. The time and expense of compliance with existing and future regulations could, in the aggregate, adversely affect our results of operations, limit our product and service offerings in one or more regions, constrain our marketing efforts, or otherwise cause us to change or limit our business practices.

We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our customers, employees, contractors, vendors, franchisees, or agents will not violate such laws and regulations or our policies and procedures. If we are held responsible for any such violations, we could incur substantial aggregate expense from monetary penalties, resolution of customer claims, higher insurance premiums, and the time and expense of addressing any such violation, which could be material to us. Additionally, we could experience reputational harm as a result of any such violations.

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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations. We are subject to evolving rules and regulations promulgated by a number of federal, state, and local governmental and self-regulatory organizations, including the United States Securities and Exchange Commission (“SEC”), the Nasdaq Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to increase in scope and complexity, making compliance more difficult, expensive and uncertain. In addition, public companies are encountering increased scrutiny on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We could be criticized, fined or suffer other adverse consequences based on the inaccuracy, inadequacy or incompleteness of our reporting. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we otherwise fail to comply with ESG-related regulations, our reputation, business, financial performance and growth could be adversely affected.

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

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended July 2, 2023 that remain unresolved.

Item 2.	PROPERTIES

The table below lists the Company’s material properties at July 2, 2023:

Location	Type	Principal Use	Square Footage	Ownership
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,112,000	owned
Bolingbrook, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	361,176	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Medford, OR	Warehouse	Storage	324,500	leased
Obetz, OH	Warehouse	Distribution	301,176	leased
Atlanta, GA	Warehouse	Manufacturing and distribution	272,821	leased
Groveport, OH	Warehouse	Distribution	255,070	leased
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Hebron, OH	Warehouse	Storage	116,000	leased
Burr Ridge, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	109,722	leased
Jericho, NY	Office	Headquarters	92,700	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Reno, NV	Warehouse	Distribution	70,000	leased
Memphis, TN	Warehouse	Distribution	70,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	2,090 (acres)	owned
Jackson County, OR	Land	Fallow land	1,123 (acres)	owned
Josephine County, OR	Orchards	Farming	138 (acres)	owned
Josephine County, OR	Land	Fallow land	41 (acres)	owned

Item 3.	LEGAL PROCEEDINGS

See Note 17. in Part IV, Item 15, for details.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock.

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2023, 2022, and 2021, 181,393, 904,000 and 389,209 shares of Class B common stock were converted into shares of Class A common stock, respectively.

Holders

As of September 8, 2023, there were approximately 200 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 8, 2023, there were 13 stockholders of record of the Company’s Class B common stock.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $1.2 million (147,479 shares), $38.2 million (1,592,555 shares), and $22.4 million (862,290 shares) during the fiscal years ended July 2, 2023, July 3, 2022, and June 27, 2021, respectively, under this program. As of July 2, 2023, $32.0 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year 2023, which includes the period July 4, 2022 through July 2, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except shares and average price paid per share)

07/04/22 – 07/31/22	-	$-	-	$33,203
08/01/22 – 08/28/22	-	$-	-	$33,203
08/29/22 – 10/02/22	-	$-	-	$33,203
10/03/22 – 10/30/22	-	$-	-	$33,203
10/31/22 – 11/27/22	140,248	$8.38	140,248	$32,029
11/28/22 – 01/01/23	-	$-	-	$32,029
01/02/23 – 01/29/23	-	$-	-	$32,029
01/30/23 – 02/26/23	1,757	$12.34	1,757	$32,007
02/27/23 – 04/02/23	-	$-	-	$32,007
04/03/23 – 04/30/23	-	$-	-	$32,007
05/01/23 – 05/28/23	5,474	$7.77	5,474	$31,965
05/29/23 – 07/02/23	-	$-	-	$31,965
Total	147,479	$8.40	147,479

(1)	Average price per share excludes commissions and other transaction fees.

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

Business overview

The Company is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. See Item 1 in Part I for a detailed description of the Company’s business.

Business Segments

The Company operates in the following three business segments: Consumer Floral & Gifts, Gourmet Foods & Gift Baskets, and BloomNet. The Consumer Floral & Gifts segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, PersonalizationMall, Things Remembered, FruitBouquets.com, Flowerama and Alice’s Table, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David, Wolferman’s Bakery, Vital Choice, Moose Munch, Cheryl’s Cookies, Mrs. Beasley’s, The Popcorn Factory, DesignPac, 1-800-Baskets.com, Simply Chocolate and Shari’s Berries. The BloomNet segment includes the operations of BloomNet and Napco.

Fiscal 2023 Results

Fiscal 2023 was a challenging year from both a top and bottom-line perspective due to lower demand across all segments, as consumers moderated their discretionary purchases in the face of significant macroeconomic pressures as core food and energy inflation have reduced consumer discretionary income. The downward trend in “Everyday” and, to a lesser extent, “Holiday” demand, which began in the latter half of Fiscal 2022, persisted throughout Fiscal 2023 due to the unprecedented, rapid rise of inflation and interest rates, combined with significant geopolitical and recessionary concerns. A notable exception to the slowing sales occurred during Fiscal 2023’s holiday season, when, as we anticipated, consumer spending held up reasonably well during the December holidays, even though consumers reverted to their historical shopping patterns, shopping much later in the holiday period. However, immediately following the December holiday selling season, revenue growth resumed its downward trend.

Following three years of consecutive revenue and earnings growth, culminating in Fiscal 2021, the most successful year in the Company’s history, during which time we eclipsed $2.1 billion in revenues and achieved $213.0 million in Adjusted EBITDA, the Company has been facing a challenging post-COVID retail environment. Rising interest rates, inflation and fears of a recession have led to lower customer discretionary spending, and accordingly our revenues, while high commodity prices, labor, as well as inbound and outbound shipping costs, combined with some lagging supply chain issues, have negatively impacted the Company’s margins.

During Fiscal 2023, net revenues declined by $190.0 million, or 8.6% (including the impact of the 53rd week in Fiscal 2022, which contributed approximately 0.7% of the year-over-year decline), to $2,017.9 million, compared to Fiscal 2022, primarily due to the aforementioned slowing demand for everyday gifting occasions as consumer confidence continued to suffer due to prolonged inflation on staples such as food and energy, higher interest rates, higher credit card debt and higher housing costs, which eroded disposable income for discretionary spending. In the face of a challenging retail environment, in Fiscal 2023, the Company made the strategic decision to prioritize earnings over sales goals, strategically increasing certain price points, while decreasing advertising spending. While this decision contributed to the aforementioned revenue decline, it resulted in improved gross profit margins and operating spend ratios.

Despite the recent revenue declines, for perspective, Fiscal 2023 revenues exceeded pre-pandemic Fiscal 2019 revenues by 61.6%. (This includes the impact of Personalization Mall, which was acquired on August 3, 2020, Things Remembered, which was acquired on January 10, 2023, Alice’s Table, which was acquired on December 31, 2021, Vital Choice, which was acquired on October 27, 2021, and Shari’s Berries, which was acquired in August 2019. Excluding revenues from these acquisitions, pro-forma revenue growth vs. pre-pandemic Fiscal 2019 was 35.1%.)

These challenging macroeconomic conditions which impacted our revenues also began negatively impacting our gross margins during Fiscal 2022, when inbound and outbound shipping, commodity, labor, and fuel costs began to surge, continuing into Fiscal 2023. However, in the second quarter of Fiscal 2023, the labor market began to stabilize, and as retailers worked to liquidate excess inventories, ocean shipping capacity dramatically improved, and ocean freight costs began to decline significantly. By the third quarter of Fiscal 2023, while certain commodity prices were still near historical highs, others such as eggs and butter, began to decline. While the inflationary environment, initially labelled as “transitory”, has persisted for much longer than anticipated, these cost input improvements, combined with the aforementioned strategic pricing initiatives, resulted in gross profit margin which improved by 30bps over the prior year, overcoming a 720bps decline during the first quarter of Fiscal 2023, as the second quarter saw margins begin to steadily improve.

In addition to its efforts to improve gross margins, in order to counter the difficult retail environment, we sharply reduced operating spend, with marketing (on significantly improved efficiency) and labor costs being the largest areas of savings.

As a result of ongoing efforts throughout the year to offset declining consumer demand, Adjusted EBITDA for Fiscal 2023 was $91.2 million, compared with $99.0 million in Fiscal 2022, reflecting the improvement in Adjusted EBITDA of $14.9 million in the second, third and fourth quarters collectively, after the $22.7 million decline in the first quarter. (See Reconciliation of Net Income to Adjusted EBITDA below.)

Goodwill and Intangible Asset Impairment

During the quarter ended April 2, 2023, the Company evaluated whether events or circumstances had changed such that it would indicate it was more likely than not that its goodwill, intangible and other long-lived assets of the Gourmet Foods & Gift Baskets reporting units fair values were less than their carrying amounts. After considering the continuing pressures on consumer discretionary spending, ongoing geopolitical events, the current inflationary macro-economic conditions, related cost input headwinds that have negatively impacted the Company’s gross margins, and resulting downward revisions to its forecast, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023, and fully impaired the related goodwill ($62.3 million), and partially impaired certain tradenames ($2.3 million) within the reporting unit. (See Note 6 – Goodwill and Intangible Assets in Item 15.)

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

The Company used a combination of cash on its balance sheet and its existing credit facility to fund the $245.0 million purchase (subject to certain working capital and other adjustments), which included its newly renovated, leased 360,000 square foot state-of-the-art production and distribution facility, as well as customer database, tradenames and website. PersonalizationMall’s revenues were approximately $171.2 million during its fiscal year ended February 29, 2020 – see Note 4 – Acquisitions in Item 15.

Acquisition of Vital Choice

On October 27, 2021, the Company completed its acquisition of Vital Choice Seafood LLC (“Vital Choice”), a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its credit facility to fund the $20.0 million purchase (subject to certain working capital and other adjustments), which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended December 31, 2020 – see Note 4 – Acquisitions in Item 15.

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice's Table LLC (“Alice’s Table”), a lifestyle business offering fully digital livestreaming and on demand floral, culinary and other experiences to guests across the country. The Company utilized existing cash of $0.8 million, converted the existing accounts receivable from Alice’s Table of $0.3 million and its previous $0.3 million cost method investment in Alice’s Table, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Alice’s Table revenues were approximately $3.8 million during its fiscal twelve-month period ended September 30, 2021 – see Note 4 – Acquisitions in Item 15.

Acquisition of Things Remembered

On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered brand, a provider of personalized gifts, whose operations have been integrated within the PersonalizationMall.com brand, in the Consumer Floral & Gifts segment. The Company used cash on hand to fund the $5.0 million purchase, which included the intellectual property, customer list, certain inventory, and equipment. The acquisition did not include Things Remembered retail stores. Things Remembered’s annual revenues from its ecommerce operations, based on its most recently available unaudited financial information was $30.4 million for the twelve months ended November 30, 2022 – see Note 4 – Acquisitions in Item 15.

Amended and Restated Credit Agreement

On November 8, 2021, the Company, entered into a Second Amendment to the Company’s existing credit agreement, to, among other modifications, decrease the interest margins and LIBOR floor applicable to the outstanding term loan, and subsequent to fiscal 2022 year-end, on August 29, 2022, the Company entered into a Third Amendment to, among other modifications, (A) alter the financial maintenance covenants set forth therein by (1) increasing the required maximum consolidated leverage ratio, for the reference period ending October 2, 2022, from 3.25 to 1.00 to 4.25 to 1.00 and (2) decreasing the required minimum consolidated fixed charge coverage ratio, for the reference periods ending October 2, 2022, January 1, 2023, and April 2, 2023, from 1.50 to 1.00 to 1.00 to 1.00 and (B) increase the amount of certain capital expenditures that may be disregarded for purposes of calculating the consolidated fixed charge coverage ratio from $25.0 million to $35.0 million.

On June 27, 2023, the Company entered into a Third Amended and Restated Credit Agreement to, among other modifications, (i) increase the amount of the outstanding term loan from approximately $150 million to $200 million, (ii) decrease the amount of the commitments in respect of the revolving credit facility from $250 million to $225 million, (iii) extend the maturity date of the outstanding term loan and the revolving credit facilities by approximately 48 months to June 27, 2028, and (iv) increase the applicable interest rate margins for SOFR and base rate loans by 25 basis points (Note 9 – Debt, in Item 15.).

Fiscal 2024 Guidance

For Fiscal 2024, the Company expects revenues to remain pressured by a challenging consumer environment early in the year, but then rebound during the holiday period and into the second half of the fiscal year. The Company also expects continued improvement in gross margin. Additionally, the guidance assumes increased compensation expense, including the restoration of 100 percent bonus payout, compared with a partial payout in fiscal 2023.

As a result, the Company expects Fiscal 2024:

•  total revenues on a percentage basis to decline in the mid-single digits, as compared with the prior year;

•  adjusted EBITDA to be in a range of $95 million to $100 million; and

•  Free Cash Flow to be in a range of $60 million to $65 million.

Definitions of non-GAAP financial measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures. Where applicable, see the Segment Information and Results of Operations sections below for reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “non-GAAP”, “adjusted” or “on a comparable basis” below, as these terms are used interchangeably. Reconciliations for forward-looking figures would require unreasonable efforts at this time because of the uncertainty and variability of the nature and amount of certain components of various necessary GAAP components, including, for example, those related to compensation, tax items, amortization or others that may arise during the year, and the Company’s management believes such reconciliations would imply a degree of precision that would be confusing or misleading to investors. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The lack of such reconciling information should be considered when assessing the impact of such disclosures.

EBITDA and adjusted EBITDA

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, Non-Qualified Plan Investment appreciation/depreciation, and certain items affecting period-to-period comparability. See Segment Information for details on how EBITDA and adjusted EBITDA were calculated for each period presented.

The Company presents EBITDA and adjusted EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and adjusted EBITDA as factors used to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company’s credit agreement uses EBITDA and adjusted EBITDA to determine its interest rate and to measure compliance with certain covenants. EBITDA and adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.

EBITDA and adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of the limitations are: (a) EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, the Company’s working capital needs; (b) EBITDA and adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and EBITDA does not reflect any cash requirements for such capital expenditures. EBITDA and Adjusted EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company’s performance.

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

Adjusted net income (loss) and adjusted or comparable net income (loss) per common share

We define adjusted net income (loss) and adjusted or comparable net income (loss) per common share as net income (loss) and net income (loss) per common share adjusted for certain items affecting period to period comparability. See Segment Information below for details on how adjusted net income (loss) per common share and adjusted or comparable net income (loss) per common share were calculated for each period presented.

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

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities, less capital expenditures. The Company considers Free Cash Flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of fixed assets, which can then be used to, among other things, invest in the Company’s business, make strategic acquisitions, strengthen the balance sheet and repurchase stock or retire debt. Free Cash Flow is a liquidity measure that is frequently used by the investment community in the evaluation of similarly situated companies. Since Free Cash Flow is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in the Company’s cash balance for the period.

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, adjusted EBITDA and adjusted net income, for fiscal years ended July 2, 2023 and July 3, 2022. For segment information for the fiscal year ended June 27, 2021, please refer to our Annual Report on Form 10-K for the fiscal year ended June 27, 2021.

	Years Ended
	July 2, 2023	Goodwill and Intangible Impairment	Things Remembered Transaction Costs	As Adjusted (non-GAAP) July 2, 2023	July 3, 2022	Vital Choice and Alice's Table Transaction Costs	Litigation Settlement	As Adjusted (non-GAAP) July 3, 2022	% Change
	(in thousands)
Net revenues:
Consumer Floral & Gifts	$920,510	$-	$-	$920,510	$1,059,570	$-	$-	$1,059,570	-13.1%
BloomNet	133,183			133,183	145,702			145,702	-8.6%
Gourmet Foods & Gift Baskets	965,191			965,191	1,004,272			1,004,272	-3.9%
Corporate	375			375	201			201	86.6%
Intercompany eliminations	(1,406)			(1,406)	(1,860)			(1,860)	24.4%
Total net revenues	$2,017,853	$-	$-	$2,017,853	$2,207,885	$-	$-	$2,207,885	-8.6%

Gross profit:
Consumer Floral & Gifts	$363,342	$-	$-	$363,342	$416,591	$-	$-	$416,591	-12.8%
	39.5%			39.5%	39.3%			39.3%

BloomNet	56,879			56,879	61,562			61,562	-7.6%
	42.7%			42.7%	42.3%			42.3%

Gourmet Foods & Gift Baskets	336,764			336,764	343,163			343,163	-1.9%
	34.9%			34.9%	34.2%			34.2%

Corporate	541			541	422			422	28.2%
	144.3%			144.3%	210.0%			210.0%

Total gross profit	$757,526	$-	$-	$757,526	$821,738	$-	$-	$821,738	-7.8%
	37.5%	-	-	37.5%	37.2%	-	-	37.2%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$95,535	$-	$-	$95,535	$104,319	$-	$-	$104,319	-8.4%
BloomNet	37,197			37,197	42,515			42,515	-12.5%
Gourmet Foods & Gift Baskets	12,895	64,586		77,481	62,021		2,900	64,921	19.3%
Segment Contribution Margin Subtotal	145,627	64,586	-	210,213	208,855	-	2,900	211,755	-0.7%
Corporate (b)	(126,965)		444	(126,521)	(117,676)	540		(117,136)	-8.0%
EBITDA (non-GAAP)	18,662	64,586	444	83,692	91,179	540	2,900	94,619	-11.5%
Add: Stock-based compensation	8,334			8,334	7,947			7,947	4.9%
Add: Compensation charge related to NQDC Plan Investment (Depreciation) Appreciation	(822)			(822)	(3,583)			(3,583)	77.1%
Adjusted EBITDA (non-GAAP)	$26,174	$64,586	$444	$91,204	$95,543	$540	$2,900	$98,983	-7.9%

Reconciliation of net income (loss) to adjusted net income (non-GAAP):	Years Ended
	July 2, 2023	July 3, 2022
	(in thousands)
Net income (loss)	$(44,702)	$29,610
Adjustments to reconcile net income (loss) to adjusted net income (non-GAAP)
Add: Transaction costs	444	540
Add: Litigation settlement	-	2,900
Add: Goodwill and intangibles impairment	64,586	-
Deduct: Income tax effect on adjustments	(6,899)	(165)
Adjusted net income (non-GAAP)	$13,429	$32,885

Basic and diluted net income (loss) per common share
Basic	$(0.69)	$0.46
Diluted	$(0.69)	$0.45

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$0.21	$0.51
Diluted	$0.21	$0.50

Weighted average shares used in the calculation of basic and diluted net income (loss) and adjusted net income (loss) per common share
Basic	64,688	64,977
Diluted	64,688	65,617

Reconciliation of net income (loss) to adjusted EBITDA (non-GAAP):	Years Ended
	July 2, 2023	July 3, 2022
	(in thousands)
Net income (loss)	$(44,702)	$29,610
Add: Interest expense and other expense, net	11,751	10,999
Add: Depreciation and amortization	53,673	49,078
Add: Income tax expense (benefit)	(2,060)	1,492
EBITDA	18,662	91,179
Add: Stock-based compensation	8,334	7,947
Add: Compensation charge related to NQDC plan investment (depreciation) appreciation	(822)	(3,583)
Add: Goodwill and Intangible Impairment	64,586	-
Add: Transaction costs	444	540
Add: Litigation settlement	-	2,900
Adjusted EBITDA	$91,204	$98,983

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

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2023 and 2021, which ended on July 2, 2023 and June 27, 2021, respectively, each consisted of 52 weeks. Fiscal year 2022, which ended on July 3, 2022, consisted of 53 weeks.

Net Revenues

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)
Net revenues:
E-Commerce	$1,744,622	-9.8%	$1,934,648	2.9%	$1,879,550
Other	273,231	-%	273,237	12.6%	242,695
	$2,017,853	-8.6%	$2,207,885	4.0%	$2,122,245

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the fiscal year ended July 2, 2023, net revenues decreased 8.6% in comparison to the prior year, which included a 53rd week. Excluding the impact of the 53rd week in the prior year period, revenues declined 7.9%, due to lower order volume across all segments, reflecting a continuation of the trends that we have experienced throughout this fiscal year, as discretionary income remains pressured and consumers continue to moderate their spending on purchases for “Everyday” gifting occasions, and to a lesser extent, “Holiday” gifting occasions, combined with the prudent use of promotional offerings and advertising campaigns that balance the long-term goals of the Company with strategies to improve gross margins and operating spend ratios during this challenging economic environment.

Adjusted for the non-comparative impact of Alice’s Table, Vital Choice and Things Remembered, which were acquired on December 31, 2021, October 27, 2021 and January 10, 2023, respectively, consolidated net revenues decreased 9.0%, in comparison to the prior year period.

To provide perspective, our post-pandemic Fiscal 2023 revenues exceeded our pre-pandemic Fiscal 2019 revenues by 61.6%. This revenue growth includes the impact of PersonalizationMall, which was acquired on August 3, 2020, as well as Things Remembered, which was acquired on January 10, 2023, Vital Choice, which was acquired on October 27, 2021, Shari’s Berries, which was acquired in August 2019, and Alice's Table, which was acquired on December 31, 2021. Excluding revenues from these acquisitions, pro-forma revenue growth exceeded pre-pandemic Fiscal 2019 revenues by 35.1%.

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

Disaggregated revenue by channel follows:

Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	% Change
	(dollars in thousands)
Net revenues
E-commerce	$911,302	$1,049,821	-13.2%	$-	$-	-	$833,320	$884,827	-5.8%	$-	$-	$1,744,622	$1,934,648	-9.8%
Other	9,208	9,749	-5.5%	133,183	145,702	-8.6%	131,871	119,445	10.4%	(1,031)	(1,659)	273,231	273,237	-0.0%
Total net revenues	$920,510	$1,059,570	-13.1%	$133,183	$145,702	-8.6%	$965,191	$1,004,272	-3.9%	$(1,031)	$(1,659)	$2,017,853	$2,207,885	-8.6%

Other revenues detail
Retail and other	9,208	9,749	-5.5%	-	-	-	9,751	10,134	-3.8%	-	-	18,959	19,883	-4.6%
Wholesale	-	-	-	50,075	53,957	-7.2%	122,120	109,311	11.7%	-	-	172,195	163,268	5.5%
BloomNet services	-	-	-	83,108	91,745	-9.4%	-	-	-	-	-	83,108	91,745	-9.4%
Corporate	-	-	-	-	-	-	-	-	-	375	201	375	201	86.6%
Eliminations	-	-	-	-	-	-	-	-	-	(1,406)	(1,860)	(1,406)	(1,860)	24.4%
Total other revenues	$9,208	$9,749	-5.5%	$133,183	$145,702	-8.6%	$131,871	$119,445	10.4%	$(1,031)	$(1,659)	$273,231	$273,237	-0.0%

Revenue by sales channel:

●

E-commerce revenues (combined online and telephonic) decreased 9.8% during fiscal 2023, primarily as a result of a decline in demand for “Everyday” gifts across all our segments, attributable to the macro-economic conditions noted above, which have negatively impacted consumer discretionary spending, combined with planned reductions in advertising spend. Lower order volumes (20.9 million, -14.9% vs. prior year) were slightly offset by higher average order value ($83.42, +5.9% vs prior year) as the Company prioritized earnings over sales goals, strategically increasing price points where possible in a challenging economic environment, to help offset rising costs. (Excluding the impact of the acquisitions of Vital Choice, Alice’s Table, and Things Remembered, and the 53rd week in fiscal 2022, pro-forma e-commerce revenues declined 9.3% during fiscal 2023, compared to the prior year.

E-commerce revenues increased 2.9% during fiscal 2022, comprised of 2.4% growth within the Gourmet Foods & Gift Baskets segment, which includes revenues of Vital Choice, acquired on October 27, 2021, and 3.4% growth within the Consumer Floral & Gifts segment, which includes the revenues of PersonalizationMall and Alice’s Table since their dates of acquisition on August 3, 2020 and December 31, 2021, respectively. These revenue increases were attributable to pricing initiatives and product mix, which drove a higher average order value ($78.77, +9.0%), partially offset by lower order volume (24.5 million, -5.6% as compared with fiscal 2021).

●

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues were consistent with prior year as lower BloomNet revenues attributable to a decline in wholesale product, transaction and directory sales, were offset by increased wholesale product demand within the Gourmet Foods & Gift Baskets segment, as consumers returned to in person “brick-and-mortar” shopping.

Other revenues increased by 12.6% during fiscal 2022 due to increased wholesale product demand, partially offset by a decrease in BloomNet services revenues.

Revenue by segment:

Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com, as well as PersonalizationMall, Alice’s Table, and Things Remembered brands subsequent to their acquisitions on August 3, 2020, December 31, 2021, and January 10, 2023, respectively, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues decreased 13.1% during fiscal 2023. Adjusting for the acquisitions of Things Remembered and Alice’s Table, pro-forma segment revenue decreased 13.4%, due to the continued reduction of “Everyday” product demand, and weaker than anticipated Valentine’s Day and Mother’s Day demand, as consumers’ available discretionary income continues to shrink in the current inflationary environment, combined with planned reductions in advertising spend, as our brands focused their efforts on improving gross margin and operating spend efficiency, in the face of softening demand. Despite these challenges, the 1-800-Flowers and PersonalizationMall brands were able to maintain much of the sales gains achieved during the pandemic and drive market share gains as a result of increased recognition and relevance for gifting and connective occasions and continued emphasis on existing customers as our Celebrations Passport loyalty program has increased cross-brand frequency, retention, and customer lifetime value. To provide some perspective, fiscal 2023 revenues increased by 84.9% vs fiscal 2019, +37.9% on a pro-forma basis, excluding the acquisition of Personalization Mall in August 2020, Alice’s Table in December 2021, and Things Remembered in January 2023.

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

BloomNet – revenues in this segment are derived from membership fees, as well as other product and service offerings to florists.

Net revenues decreased 8.6% during fiscal 2023 due to soft wholesale product sales, as well as service revenues attributable to reduced membership/transaction fee revenues associated with a decline in order volume processed through the network, and lower directory services ad revenues. For point of reference, revenue increased 29.5% in fiscal 2023, compared with pre-pandemic fiscal 2019 revenue.

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

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, Shari’s Berries, and Vital Choice, subsequent to its October 27, 2021 acquisition date. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s Cookies brand names, as well as wholesale operations.

Net revenues decreased 3.9% during fiscal 2023 due to lower e-commerce consumer demand, as a result of macro-economic weakness, which has significantly reduced “Everyday” occasion volumes, combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margins and operating spend efficiency in the face of softening demand. The unfavorable revenue trend was attributable to lower order volume, partially offset by favorable average order value as a result of strategic price increases and mix, although promotional activity was increased in order to reduce inventory levels. This segment has seen the most dramatic reductions in “EveryDay” volumes, due to the disproportionate impact of the macro-economic conditions noted above, combined with the fact that it also experienced the highest growth rates during the Pandemic when food gifts/self-consumption peaked. Wholesale/Retail channel revenues were slightly favorable to prior year as consumers returned to in person “brick-and-mortar” shopping. (Pro-forma segment revenues decreased 4.6% during fiscal 2023, adjusting for the acquisition of Vital Choice.) For point of reference fiscal 2023 revenues were favorable by 48.9% vs. fiscal 2019, 33.9% excluding the impact of the acquisition of Shari’s Berries in August 2019, and Vital Choice in October 2021.

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

Gross Profit

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)

Gross profit	$757,526	-7.8%	$821,738	-8.3%	$896,429
Gross margin %	37.5%		37.2%		42.2%

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

Gross profit decreased 7.8% during fiscal 2023 due to the lower revenues noted above, partially offset by a higher gross margin percentage, driven by improvements across all three segments. Although the Company continued to face inflationary pressures in the form of higher commodity costs (although certain commodities began declining during our third quarter), fuel and related 3rd party shipping rates, in addition to the challenges required to work down inventory levels, rates on ocean containers have come down significantly off of their Fiscal 2022 peak, and the Company has focused on improving the variables within its control, implementing strategic initiatives designed to mitigate the impact of these factors, including pricing initiatives across our product assortment, implementing logistics optimization programs to enhance our outbound shipping operations and manage rising third-party shipping costs and deploying automation to increase throughput and efficiency and address high cost of labor.

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

Consumer Floral & Gifts segment – Gross profit in Fiscal 2023 decreased in comparison to prior year by 12.8%, due to the unfavorable revenues noted above, partially offset by favorable gross profit percentage attributable to favorable product mix, strategic pricing initiatives, reflected in the higher average order value, as well as favorable rates for ocean freight, partially offset by higher outbound shipping costs and higher labor rates.

Gross profit in Fiscal 2022 (including the impact of PersonalizationMall, acquired on August 3, 2020, and Alice’s Table, acquired on December 31, 2021) was unfavorable in comparison to fiscal 2021 by 1.0%, as a result of an unfavorable gross profit percentage, partially offset by the higher revenues noted above. On a pro-forma basis, adjusting for the impact of PersonalizationMall and Alice’s Table, gross profit percentage was 39.2% during fiscal 2022, a decrease of 190 basis points compared to fiscal 2021. Gross profit percentage was negatively impacted by increased inbound and outbound shipping costs, labor, and raw material component input costs, partially offset by pricing initiatives, reflected in the higher average order value note above.

BloomNet segment – Gross profit in Fiscal 2023 from the BloomNet segment decreased in comparison to prior year by 7.6%, due to the unfavorable revenues noted above, partially offset by an increase in gross margin percentage. Gross margin percentage was higher than prior year due to improvements in wholesale margins, as a result of strategic pricing initiatives and favorable ocean freight costs, partially offset by higher outbound shipping rates, and higher florist rebates due to higher shop-to-shop volume from senders.

Gross profit in Fiscal 2022 was unfavorable in comparison to fiscal 2021 by 5.3%, due to lower margins, partially offset by the increased revenues noted above. The lower margins were caused by the impact of sales mix (a greater proportion of revenues were derived from lower margin wholesale volume), compounded by higher cost of merchandise due to increased ocean freight costs and product costs, as well as supply chain issues, partially offset by lower rebates (due to lower shop-to-shop volumes).

Gourmet Foods & Gift Baskets segment – Gross profit in Fiscal 2023 was unfavorable in comparison to prior year by 1.9%, due to the unfavorable revenues noted above, partially offset by favorable gross profit percentage. The favorable gross profit percentage was primarily attributable to lower inbound/ocean freight costs and production efficiencies resulting from fulfillment automation projects, partially offset by continued inflationary pressures on certain commodity costs, and increased markdowns to reduce inventory positions.

Gross profit in Fiscal 2022 was unfavorable in comparison to fiscal 2021 by 16.3%, due to a decrease in gross profit percentage of 870 basis points, to 34.2%, partially offset by the aforementioned increase in revenues. The unfavorable gross profit percentage was due to macro-economic headwinds including: continued disruptions in the global supply chain, the escalation of increased commodity costs, increased year-over-year labor rates across the Company, as well as widespread delays and increased costs for inbound and outbound shipping, including an acceleration in fuel surcharges related to rising oil prices, and the write-off of certain inventories of expired perishable products, reflecting softer than anticipated demand levels, as well as certain product mix shift into lower margins channels, partially offset by pricing initiatives and increased average order value.

Marketing and Sales Expense

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)

Marketing and sales	$500,840	-12.4%	$571,661	7.2%	$533,268
Percentage of sales	24.8%		25.9%		25.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 12.4% during fiscal 2023 due to variable components associated with lower revenues, combined with reduced, but more efficient advertising spend (as the brands focused their efforts on driving profitable volume and servicing their most loyal customers during a period when discretionary purchases are still under heavy pressure), and expense optimization efforts.

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

During fiscal 2023, the Company added approximately 4.8 million new e-commerce customers compared to 5.7 million during fiscal 2022.

Technology and Development Expense

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)

Technology and development	$60,691	7.3%	$56,561	3.9%	$54,428
Percentage of sales	3.0%		2.6%		2.6%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expenses increased by 7.3% during fiscal 2023, primarily due to higher maintenance and support for the Company’s technology platform, as well as higher labor costs due to annual increases.

Technology and development expenses increased by 3.9% during fiscal 2022, primarily due to higher maintenance and support incurred to support the Company’s technology platform enhancements, partially offset by lower labor costs, resulting from reductions in performance related bonuses.

During the fiscal years 2023, 2022 and 2021, the Company expended $85.8 million, $83.2 million and $79.7 million, respectively, on technology and development, of which $25.1 million, $26.6 million and $25.3 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)

General and administrative	$112,747	10.2%	$102,337	-12.6%	$117,136
Percentage of sales	5.6%		4.6%		5.5%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 10.2% during fiscal 2023, primarily due to: (i) higher labor costs due to a change in the value of the Company’s NQ deferred compensation investments - refer to equal offset in “Other income/expense, net”, (ii) higher professional fees due to litigation costs, and (iii) higher bad debts expense primarily related to reserves for certain big box retailers and florists.

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

Depreciation and Amortization

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)

Depreciation and amortization	$53,673	9.4%	$49,078	15.5%	$42,510
Percentage of sales	2.7%		2.2%		2.0%

Depreciation and amortization expense increased 9.4% during fiscal 2023, due to recent increases in distribution facility automation projects, and IT related E-commerce/platform enhancements, as well as incremental depreciation and amortization associated with recent acquisitions.

Depreciation and amortization expense increased 15.5% during fiscal 2022, primarily due to recent increases in distribution facility automation projects and IT related e-commerce/platform enhancements, as well as an incremental amortization related to the acquisition of Vital Choice, and the incremental depreciation and customer list amortization associated with PersonalizationMall.

Goodwill and Intangible Impairment

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)
Goodwill and intangible impairment	$64,586	-%	$-	-%	$-

Based upon the continuing pressures on consumer discretionary spending, ongoing geopolitical events, the current inflationary macro-economic conditions, related cost input headwinds that have negatively impacted the Company’s gross margins, and resulting downward revisions to its forecast, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit during the quarter ended April 2, 2023. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023, and fully impaired the related goodwill, and partially impaired certain tradenames within the reporting unit. See Note 6 – Goodwill and Intangible Assets, net, in Part IV, Item 15 for details.

Interest Expense, net

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)
Interest expense, net	$10,946	93.2%	$5,667	-3.3%	$5,860

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9. in Part IV, Item 15 for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 93.2% during fiscal 2023, due to higher interest rates and higher working capital borrowings during the year, partially offset by favorable interest earned on available cash balances

Interest expense, net decreased 3.3% during fiscal 2022, due to lower interest rates attributable to the amendment of the Company’s credit facility, partially offset by the annualization of the incremental debt that was used to partially finance the acquisition of PersonalizationMall.

Other expense (income), net

	Years Ended
	July 2, 2023	% Change	July 3, 2022	% Change	June 27, 2021
	(dollars in thousands)
Other expense (income), net	$805	-84.9%	$5,332	-190.6%	$(5,888)

Other expense, net during fiscal 2023 consists primarily of a loss on the Company’s NQ deferred compensation investments (for which the offsetting credit was recorded in the General and Administration expense line item).

Other expense, net during fiscal 2022 consists of a $3.6 million loss on the Company’s NQDC deferred compensation investments (for which the offsetting expense was recorded in the General and Administration expense line item), compared to a $5.7 million gain in the prior year, (ii) a $0.7 million impairment of the Company’s investment in Alice’s Table, prior to completion of the acquisition during Q3, and (iii) a $1.2 million impairment of certain of the Company’s cost method investments.

Income Taxes

During Fiscal 2023, the Company recorded an income tax benefit of $2.1 million, and during the fiscal years 2022 and 2021, the Company recorded income tax expense of $1.5 million and $30.5 million, respectively, resulting in an effective tax rate of 4.4%, 4.8% and 20.4%, respectively. The Company’s effective tax rate for fiscal 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of the non-deductible portion of the Company’s impairment charge, as well as state income taxes and non-deductible expenses for executive compensation, tax shortfalls related to stock-based compensation, partially offset by enhanced deductions and various tax credits. The Company’s effective tax rate for fiscal 2022 and fiscal 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from stock-based compensation and various tax credits, partially offset by state income taxes and nondeductible expenses for executive compensation. Further impacting fiscal 2022, was a reduction in the Company’s valuation allowance, offset in part by the expiration of capital loss carryforwards, as well as enhanced deductions.

At July 2, 2023, the Company’s federal enhanced deduction and carryforwards were $5.8 million and $3.7 million, respectively, which if not utilized, will expire in 2027 and 2042, respectively. At July 2, 2023, the Company’s state and foreign net operating loss carryforwards were $2.8 million and $1.3 million, respectively, which if not utilized, will begin to expire in fiscal 2024 and fiscal 2034, respectively.

Liquidity and Capital Resources

Liquidity and borrowings

The Company’s principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the Company’s credit agreement (see Note 9. in Part IV, Item 15 for details). At July 2, 2023, the Company had working capital of $152.9 million, including cash and cash equivalents of $126.8 million, compared to working capital of $82.5 million, including cash and cash equivalents of $31.5 million at July 3, 2022.

As of July 2, 2023, there were no borrowings outstanding under the Company’s Revolver.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother’s Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

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

On June 27, 2023, the Company, entered into a Third Amended and Restated Credit Agreement to, among other modifications: (i) increase the amount of the outstanding term loan from approximately $150 million to $200 million, (ii) decrease the amount of the commitments in respect of the revolving credit facility from $250 million to $225 million, (iii) extend the maturity date of the outstanding term loan and the revolving credit facilities by approximately 48 months to June 27, 2028, and (iv) increase the applicable interest rate margins for SOFR and base rate loans by 25 basis points (See Note 9 – Long-Term Debt in Item 15 for details).

Based on our year-end cash balances, including the incremental term loan referenced above, combined with projected cash flows, the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases during the first quarter of fiscal 2024. The Company expects to be able to repay all working capital borrowings prior to the end of the second quarter of fiscal 2024.

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

Cash Flows

Net cash provided by operating activities of $115.4 million for fiscal 2023 was primarily attributable to the Company’s net loss, adjusted by non-cash charges for goodwill and intangible asset impairment, depreciation and amortization, bad debt expense and stock-based compensation, net of deferred income taxes, combined with net working capital generated from decreases in inventories, and prepaid expenses, net of reductions in accounts payable and accrued expenses.

Net cash used in investing activities of $50.8 million was attributable to capital expenditures primarily related to the Company's technology and automation initiatives, and the acquisition of Things Remembered noted above.

Net cash provided by financing activities of $30.8 million was primarily attributable to the term loan proceeds of $50.0 million associated with the Company’s Third Amended  and Restated Credit Agreement, net of debt issuance costs and repayments of bank borrowings under the Company’s previous credit facility.

Stock Repurchase Program

See Item 5 in Part II for details.

Contractual Obligations

At July 2, 2023, the Company’s contractual obligations consist of:

●	Long-term debt obligations – payments due under the Company’s Credit Agreement (See Note 9 – Long-Term Debt in Item 15 for details).

●	Operating lease obligations – payments due under the Company’s long-term operating leases (See Note 16 – Leases in Item 15 for details).

●

Purchase commitments – consisting primarily of inventory and IT- related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
Purchase commitments	$136,377	$9,885	$2,496	$168	$-	$-	$148,926

Critical Accounting Estimates

The Company’s discussion and analysis of its financial position and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We consider accounting estimates to be critical if both: (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Our critical accounting policies relate to goodwill, other intangible assets and income taxes. Management of the Company has discussed the selection of critical accounting policies and the effect of estimates with the audit committee of the Company’s board of directors.

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

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.

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

During fiscal year 2021, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying values. During fiscal year 2022, as a result of changes within the macroeconomic environment, geopolitical pressures and the Company’s financial performance and market capitalization, the Company performed a Step 1 analysis, which indicated that the fair values of the Consumer Floral & Gifts and Gourmet Foods & Gift Baskets reporting units exceeded their respective carrying amounts.

During its quarterly assessment in the third quarter of fiscal year 2023, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit. As such, the Company performed a Step 1 analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023, and fully impaired the related goodwill, and partially impaired certain tradenames within the reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.

As of its annual impairment testing date during the quarter ended July 2, 2023, only the Consumer Floral & Gifts reporting unit carried goodwill, since the BloomNet unit carries no goodwill, and the goodwill of the Gourmet Foods & Gift Baskets segment was written off during the quarter ended April 2, 2023. As such, during the quarter ended July 2, 2023, the Company completed a step 0 analysis of its Consumer Floral & Gift reporting unit, as well as its indefinite lived intangibles, and concluded that there was no impairment. See Note 6 – Goodwill and Intangible Assets, in Part IV, Item 15, for further information.

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

During fiscal year 2021, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair value of its reporting units were less than their carrying amounts. During fiscal year 2022, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value in all material respects.

As noted in the Goodwill section above, during the third quarter of fiscal year 2023, the Company concluded that a triggering event had occurred within its Gourmet Foods & Gift Baskets reporting unit and, as such, performed an impairment test of the indefinite lived intangibles, which resulted in a partial impairment of certain tradenames within the reporting unit.

During the fourth quarter of fiscal year 2023, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its indefinite-lived intangibles were less than their carrying amounts.

See Note 6 – Goodwill and Intangible Assets, in Part IV, Item 15, for further information.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTBs in income tax expense. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. For further discussion, see Note 11, in Part IV, Item 15.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $1.1 million during the fiscal year ended July 2, 2023.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of July 2, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2023.

Changes in Internal Control Over Financial Reporting

Other than execution of the material weakness remediation activities described below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended July 2, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

We previously identified and disclosed in our 2022 Annual Report, as well as in our Quarterly Reports on Form 10-Q filed for the quarters ended October 2, 2022, January 1, 2023 and April 2, 2023, a material weakness in our internal control over financial reporting related to logical access and segregation of duties, at the application control level, in certain information technology environments.

As of July 2, 2023, management has completed the implementation of our remediation efforts of the material weakness noted above. Our remediation efforts included redesign and restriction of the logical access, segregating responsibilities and increasing the frequency of user access reviews, and adding change control review functions, in addition to enhancing our internal documentation and monitoring to ensure that all procedures designed to restrict access to applications and data are operating in an optimal manner.

Management began to implement these remediation steps during the first quarter of fiscal 2023. In accordance with our internal control compliance program, a material weakness is not considered remediated until the remediation processes have been operational for a sufficient period of time and successfully tested. In light of this material weakness, management performed additional procedures over our affected IT environment and personnel to determine if any unauthorized action had been taken and found no such instances.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 2, 2023.

The Company’s independent registered public accounting firm, BDO USA, P.C., audited the effectiveness of the Company’s internal control over financial reporting as of July 2, 2023. BDO USA, P.C.’s report on the effectiveness of the Company’s internal control over financial reporting as of July 2, 2023 is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Jericho, NY

Opinion on Internal Control over Financial Reporting

We have audited 1-800-FLOWERS.COM, Inc. (the “Company’s”) internal control over financial reporting as of July 2, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of July 2, 2023 and July 3, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 2, 2023, and the related notes and schedules and our report dated September 15, 2023 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Melville, New York

September 15, 2023

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III with respect to directors, executive officers, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

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

The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Melville, NY; PCAOB ID#243)	F-1
Consolidated Balance Sheets as of July 2, 2023 and July 3, 2022	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended July 2, 2023, July 3, 2022 and June 27, 2021	F-3
Consolidated Statements of Stockholders’ Equity for the years ended July 2, 2023, July 3, 2022 and June 27, 2021	F-4
Consolidated Statements of Cash Flows for the years ended July 2, 2023, July 3, 2022 and June 27, 2021	F-5
Notes to Consolidated Financial Statements	F-6

(a) (2) Index to Financial Statement Schedule:

Schedule II- Valuation and Qualifying Accounts	F-30

All other information and financial statement schedules are omitted because they are not applicable, or required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) Index to Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the reference in brackets. All other exhibits are filed herewith. Exhibits 10.1, 10.2, 10.3, 10.4. 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.14 and 10.15 are management contracts or compensatory plans or arrangements.

Exhibit	Description

*2.1

Equity Purchase Agreement dated as of February 14, 2020, by an among 1-800-Flowers.com, Inc., 800-Flowers, Inc. PersonalizationMall.com, LLC, and Bed Bath & Beyond Inc. (Current Report on Form 8-K filed on February 18, 2020, Exhibit 2.1)

*3.1	Third Amended and Restated Certificate of Incorporation. (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amendment No. 2 to Third Amended and Restated Certificate of Incorporation. (Current Report on Form 8-K filed on December 15, 2016, Exhibit 3.1)
*3.4	Second Amended and Restated By-laws. (Current Report on Form 8-K filed on April 29, 2019, Exhibit 3.2)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985 filed on July 9, 1999, Exhibit 4.1)
*4.2	Description of Securities. (Annual Report on Form 10-K filed on September 13, 2019, Exhibit 4.2)
*10.1	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and James F. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.1)
*10.2	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and Christopher G. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.2)
*10.3	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of September 14, 2016) (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 10.2)
*10.4	Nonqualified Supplemental Deferred Compensation Plan dated December 21, 2010 (Quarterly Report on Form 10-Q filed on November 14, 2016, Exhibit 10.24)
*10.5	2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 15, 2020) (Proxy Statement on Form 14(a) filed on December 9, 2020, Annex A).
*10.6	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.15)
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

*10.9	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.20)
*10.10	Form of Performance Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.21)
*10.11	Form of Non-Statutory Stock Option Agreement under 2003 Long Term Incentive and Share Award Plan (Quarterly Report on Form 10-Q filed on February 10, 2012, Exhibit 10.22)
*10.12	Amendment to Equity Purchase Agreement dated July 20, 2020 (Current Report on Form 8-K filed on July 22, 2020, Exhibit 10.1)
*10.13

Third Amended and Restated Credit Agreement, dated as of June 27, 2023, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Current Report on Form 8-K filed on June 28, 2023, Exhibit 10.1)

10.14	James F. McCann Consent Letter, dated June 29, 2023
10.15	Christopher G. McCann Resignation Letter, dated June 29, 2023
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2023	1-800-FLOWERS.COM, Inc. By: /s/ James F. McCann James F. McCann Executive Chairman, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 15, 2023	By: /s/ James F. McCann James F. McCann Executive Chairman, Chief Executive Officer (Principal Executive Officer)

Dated: September 15, 2023	By: /s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 15, 2023	By: /s/ Christopher G. McCann Christopher G. McCann Director

Dated: September 15, 2023	By: /s/ Celia R. Brown Celia R. Brown Director

Dated: September 15, 2023	By: /s/ James A. Cannavino James A. Cannavino Director

Dated: September 15, 2023	By: /s/ Dina M. Colombo Dina Colombo Director

Dated: September 15, 2023	By: /s/ Eugene F. DeMark Eugene F. DeMark Director

Dated: September 15, 2023	By: /s/ Leonard J. Elmore Leonard J. Elmore Director

Dated: September 15, 2023	By: /s/ Adam Hanft Adam Hanft Director

Dated: September 15, 2023	By: /s/ Stephanie Redish Hofmann Stephanie Redish Hofmann Director

Dated: September 15, 2023	By: /s/ Katherine Oliver Katherine Oliver Director

Dated: September 15, 2023	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Jericho, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. (the “Company”) as of July 2, 2023 and July 3, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 2, 2023, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 2, 2023 and July 3, 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of July 2, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 15, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill related to the Gourmet Foods & Gift Baskets Reporting Unit

As described in Note 2 and Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $153.4 million as of July 2, 2023. The Company performs its annual assessment of goodwill impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist. Based on the quantitative impairment assessment performed for the period ended April 2, 2023, the Company recorded a goodwill impairment charge against its Gourmet Foods & Gift Baskets reporting unit of $62.2 million. Under the quantitative approach, the Company used certain estimates and assumptions to determine the estimated fair value of the reporting unit based on an equal weighting of the income approach, specifically, the discounted cash flow method, and the market approach, specifically, the guideline public company method.

We identified the forecasted revenues, gross profit margins and operating income margins included in the valuation of goodwill for the Gourmet Foods & Gift Baskets reporting unit as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine forecasted revenues, gross profit margins and operating income margins. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the reasonableness of forecasted revenue, gross profit margins and operating income margins by: (i) comparing to industry trends, (ii) assessing the reasonableness of management’s forecasted profitability, and (iii) comparing the actual results for the historical years to the forecasted revenues, gross profit margins and operating income margins that management used for its assessment.

•	Testing the accuracy and completeness of the data used by management to develop its forecasted revenues, gross profit margins and operating income margins.

We have served as the Company’s auditor since 2014.

/s/ BDO USA, P.C.

Melville, NY

September 15, 2023

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	July 2, 2023	July 3, 2022
Assets
Current assets:
Cash and cash equivalents	$126,807	$31,465
Trade receivables, net	20,419	23,812
Inventories	191,334	247,563
Prepaid and other	34,583	45,398
Total current assets	373,143	348,238

Property, plant and equipment, net	234,569	236,481
Operating lease right-of-use assets	124,715	129,390
Goodwill	153,376	213,287
Other intangibles, net	139,888	145,568
Other assets	25,739	21,927
Total assets	$1,051,430	$1,094,891

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$52,588	$57,386
Accrued expenses	141,914	175,392
Current maturities of long-term debt	10,000	20,000
Current portion of long-term operating lease liabilities	15,759	12,919
Total current liabilities	220,261	265,697

Long-term debt, net	186,391	142,497
Long-term operating lease liabilities	117,330	123,662
Deferred tax liabilities, net	31,134	35,742
Other liabilities	24,471	17,884
Total liabilities	579,587	585,482

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized, 58,273,747 and 57,706,389 shares issued in 2023 and 2022, respectively	583	577
Class B common stock, $.01 par value, 200,000,000 shares authorized, 32,348,221 and 32,529,614 shares issued in 2023 and 2022, respectively	323	325
Additional paid-in capital	388,215	379,885
Retained earnings	271,083	315,785
Accumulated other comprehensive loss	(170)	(211)
Treasury stock, at cost, 20,565,875 and 20,418,396 Class A shares in 2023 and 2022, respectively, and 5,280,000 Class B shares in 2023 and 2022	(188,191)	(186,952)
Total stockholders’ equity	471,843	509,409
Total liabilities and stockholders’ equity	$1,051,430	$1,094,891

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Years ended
	July 2, 2023	July 3, 2022	June 27, 2021

Net revenues	$2,017,853	$2,207,885	$2,122,245
Cost of revenues	1,260,327	1,386,147	1,225,816
Gross profit	757,526	821,738	896,429
Operating expenses:
Marketing and sales	500,840	571,661	533,268
Technology and development	60,691	56,561	54,428
General and administrative	112,747	102,337	117,136
Depreciation and amortization	53,673	49,078	42,510
Goodwill and intangible impairment	64,586	-	-
Total operating expenses	792,537	779,637	747,342
Operating income (loss)	(35,011)	42,101	149,087
Interest expense, net	10,946	5,667	5,860
Other expense (income), net	805	5,332	(5,888)
Income (loss) before income taxes	(46,762)	31,102	149,115
Income tax (benefit) expense	(2,060)	1,492	30,463
Net income (loss)	(44,702)	29,610	118,652
Other comprehensive income (loss) (currency translation)	41	107	(75)
Comprehensive income (loss)	$(44,661)	$29,717	$118,577

Basic net income (loss) per common share	$(0.69)	$0.46	$1.83

Diluted net income (loss) per common share	$(0.69)	$0.45	$1.78

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,688	64,977	64,739
Diluted	64,688	65,617	66,546

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended July 2, 2023, July 3, 2022 and June 27, 2021

(in thousands, except share data)

							Accumulated
	Common Stock				Additional	Retained	Other			Total
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity

Balance at June 28, 2020	53,704,477	$537	33,822,823	$338	$358,031	$167,523	$(243)	23,243,551	$(126,412)	$399,774

Net income	-	-	-	-	-	118,652	-	-	-	118,652
Translation adjustment	-	-	-	-	-	-	(75)	-	-	(75)
Stock-based compensation	688,675	7	-	-	10,828	-	-	-	-	10,835
Exercise of stock options	893,300	9	-	-	2,244	-	-	-	-	2,253
Conversion of Class B stock into Class A stock	389,209	4	(389,209)	(4)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	862,290	(22,369)	(22,369)
Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070

Net income	-	-	-	-	-	29,610	-	-	-	29,610
Translation adjustment	-	-	-	-	-	-	107	-	-	107
Stock-based compensation	805,028	8	-	-	7,939	-	-	-	-	7,947
Exercise of stock options	321,700	3	-	-	843	-	-	-	-	846
Conversion of Class B stock into Class A stock	904,000	9	(904,000)	(9)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,592,555	(38,171)	(38,171)
Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409

Net loss	-	-	-	-	-	(44,702)	-	-	-	(44,702)
Translation adjustment	-	-	-	-	-	-	41	-	-	41
Stock-based compensation	385,965	4	-	-	8,330	-	-	-	-	8,334
Conversion of Class B stock into Class A stock	181,393	2	(181,393)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	147,479	(1,239)	(1,239)
Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	July 2, 2023	July 3, 2022	June 27, 2021

Operating activities:
Net income (loss)	$(44,702)	$29,610	$118,652
Reconciliation of net income (loss) to net cash provided by operating activities net of acquisitions:
Goodwill and intangible asset impairment	64,586	-	-
Depreciation and amortization	53,673	49,078	42,510
Amortization of deferred financing costs	1,834	1,269	1,143
Deferred income taxes	(4,608)	1,579	5,530
Bad debt expense (recoveries)	3,991	(411)	964
Stock-based compensation	8,334	7,947	10,835
Other non-cash items	95	3,194	645
Changes in operating items:
Trade receivables	(597)	(2,452)	(5,236)
Inventories	57,591	(85,047)	(39,104)
Prepaid and other	12,554	6,731	(22,850)
Accounts payable and accrued expenses	(38,623)	(6,595)	57,397
Other assets and other liabilities	1,223	286	2,804
Net cash provided by operating activities	115,351	5,189	173,290

Investing activities:
Acquisitions, net of cash acquired	(6,151)	(21,280)	(250,942)
Capital expenditures, net of non-cash expenditures	(44,646)	(66,408)	(55,219)
Purchase of equity investments	(32)	(2,000)	(1,756)
Net cash used in investing activities	(50,829)	(89,688)	(307,917)

Financing activities:
Acquisition of treasury stock	(1,239)	(38,171)	(22,369)
Proceeds from exercise of employee stock options	-	846	2,253
Proceeds from bank borrowings	395,900	125,000	265,000
Repayment of notes payable and bank borrowings	(360,900)	(145,000)	(174,997)
Debt issuance costs	(2,941)	(284)	(2,193)
Net cash provided by (used in) financing activities	30,820	(57,609)	67,694

Net change in cash and cash equivalents	95,342	(142,108)	(66,933)
Cash and cash equivalents:
Beginning of year	31,465	173,573	240,506
End of year	$126,807	$31,465	$173,573

Supplemental Cash Flow Information:

-	Interest paid amounted to $12.8 million, $4.6 million, and $5.2 million for the years ended July 2, 2023, July 3, 2022, and June 27, 2021, respectively.

-

The Company received tax refunds of approximately $8.8 million, net of tax payments, for the year ended July 2, 2023, and paid income taxes of approximately $1.4 million, and $37.2 million, net of tax refunds received, for the years ended July 3, 2022, and June 27, 2021, respectively.

-	Acquisition of treasury stock includes treasury stock acquired to cover required employee withholding, upon vesting of restricted stock awards.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help its members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; and Alice’s Table®, a lifestyle business offering fully digital floral, culinary and other experiences to guests across the country.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net revenues from international sources were not material during fiscal years 2023, 2022 and 2021.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2023 and 2021, which ended on July 2, 2023 and June 27, 2021, respectively, each consisted of 52 weeks. Fiscal year 2022, which ended on July 3, 2022, consisted of 53 weeks.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method of accounting.

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

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.

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

During Fiscal 2021, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its reporting units were less than their carrying values. During Fiscal 2022, as a result of changes within the macroeconomic environment, geopolitical pressures and the Company’s financial performance and market capitalization, the Company performed a Step 1 analysis, which indicated that the fair values of the Consumer Floral & Gifts and Gourmet Foods & Gift Baskets reporting units exceeded their respective carrying amounts.

During its quarterly assessment in the third quarter of Fiscal 2023, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit. As such, the Company performed a Step 1 analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023, and fully impaired the related goodwill, and partially impaired certain tradenames within the reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.

As of its annual impairment testing date during the quarter ended July 2, 2023, only the Consumer Floral & Gifts reporting unit carried goodwill, since the BloomNet unit carries no goodwill, and the goodwill of the Gourmet Foods & Gift Baskets segment was written off during the quarter ended April 2, 2023. As such, during the quarter ended July 2, 2023, the Company completed a step 0 analysis of its Consumer Floral & Gift reporting unit, as well as its indefinite lived intangibles, and concluded that there was no impairment. See Note 6 – Goodwill and Intangible Assets for further information.

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

During Fiscal 2021, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair value of its reporting units were less than their carrying amounts. During Fiscal 2022, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangibles exceeded their respective carrying value in all material respects.

As noted in the Goodwill section above, during the third quarter of Fiscal 2023, the Company concluded that a triggering event had occurred within its Gourmet Foods & Gift Baskets reporting unit and, as such, performed an impairment test of the indefinite lived intangibles, which resulted in a partial impairment of certain tradenames within the reporting unit.

During the fourth quarter of Fiscal 2023, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its indefinite-lived intangibles were less than their carrying amounts.

See Note 6 – Goodwill and Intangible Assets for further information.

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

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs and expenses them upon mailing. Included within prepaid and other current assets were $2.4 million and $3.1 million at July 2, 2023 and July 3, 2022, respectively, relating to prepaid catalog expenses.

Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.6 million as of July 2, 2023 and $3.5 million as of July 3, 2022.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($5.8 million at July 2, 2023 and $2.4 million at July 3, 2022) have been recorded based upon previous experience and management’s evaluation.

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

-

Retail revenues - consumer products sold through our retail stores. Revenue is recognized when control of the goods is transferred to the customer at the point of sale, at which time payment is received.

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

Our total deferred revenue as of July 3, 2022 was $33.7 million (included in “Accrued expenses” on our consolidated balance sheets), of which, $33.1 million was recognized as revenue during the year ended July 2, 2023. The deferred revenue balance as of July 2, 2023 was $30.8 million.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $291.9 million, $347.7 million and $307.9 million for the years ended July 2, 2023, July 3, 2022, and June 27, 2021, respectively.

Technology and Development

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment and database systems. Costs associated with the acquisition or development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, typically three to seven years. Costs associated with repair maintenance, or the development of website content are expensed as incurred, as the useful lives of such software modifications are less than one year.

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

Derivatives and Hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion, to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at July 2, 2023 and July 3, 2022.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income during the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income during the period by the sum of the weighted-average number of common shares outstanding during the period and the potential dilutive common shares (consisting of employee stock options and unvested restricted stock awards). Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and excludes the dilutive potential common shares (consisting of unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the year ended July 2, 2023, there is no dilutive impact to the net loss per share calculation.

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

Note 3 – Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss):

	Years Ended
	July 2, 2023	July 3, 2022	June 27, 2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(44,702)	$29,610	$118,652

Denominator:
Weighted average shares outstanding	64,688	64,977	64,739

Effect of dilutive securities:
Employee stock options	-	45	727
Employee restricted stock awards	-	595	1,080
Total effect of dilutive securities	-	640	1,807

Adjusted weighted-average shares and assumed conversions	64,688	65,617	66,546

Net income (loss) per common share:
Basic	$(0.69)	$0.46	$1.83
Diluted	$(0.69)	$0.45	$1.78

Note 4. Acquisitions

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

(1) The measurement period adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations for the year ended June 27, 2021.

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

As required by ASC 805, “Business Combinations,” the following unaudited pro forma financial information for the year ended June 27, 2021, give effect to the PersonalizationMall acquisition as if it had been completed on July 1, 2019. The unaudited pro forma financial information is prepared by management for informational purposes only in accordance with ASC 805 and is not necessarily indicative of or intended to represent the results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies. The pro forma information has been adjusted to give effect to nonrecurring items that are directly attributable to the acquisition.

Year ended June 27, 2021
(in thousands)
Net Revenues	$2,138,238
Net Income	125,213

The unaudited pro forma amounts above include the following adjustments:

-

A decrease of operating expenses by $5.4 million during the year ended June 27, 2021, to eliminate transaction and litigation costs directly related to the transaction that do not have a continuing impact on operating results.

-	An increase of operating expenses by $0.2 million during the year ended June 27, 2021, to reflect the additional amortization expense related to the increase in definite lived intangible assets.
-

An increase in interest expense of $0.6 million during the year ended June 27, 2021, which is comprised of incremental interest and amortization of deferred financing costs associated with the 2020 Term Loan (as defined below). The interest rate used for the purposes of these pro forma statements, of 3.5%, was the rate in effect at loan inception.

-	The combined pro forma results were tax effected using the Company's effective tax rate for the respective period.

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

After working capital and related adjustments, total consideration was approximately $20.0 million, and was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values, as a result of information that was available as of the date of acquisition. During the quarter ended January 1, 2023, the Company finalized its purchase price allocation, resulting in immaterial adjustments to the preliminary carrying value of the respective recorded assets and the residual amount that was allocated to goodwill.

The following table summarizes the allocation of the purchase price to the fair values of assets acquired and liabilities assumed:

	Vital Choice Preliminary Purchase Price Allocation	Measurement Period Interim Adjustments	Vital Choice Purchase Price Allocation
	October 27, 2021		January 1, 2023
		(in thousands)
Inventory	$8,653	$-	$8,653
Other current assets	929	(474)	455
Property, plant and equipment	205	(205)	-
Intangible assets	9,800	(600)	9,200
Goodwill	4,383	634	5,017
Total assets acquired	23,970	(645)	23,325

Current liabilities	3,621	(256)	3,365
Net assets acquired	$20,349	$(389)	$19,960

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

Acquisition of Alice’s Table

On  December 31, 2021, the Company completed its acquisition of Alice’s Table, Inc. (“Alice’s Table”), a lifestyle business offering fully digital livestreaming and on demand floral, culinary and other experiences to guests across the country. The Company utilized existing cash of $0.8 million, contributed accounts receivable due from Alice’s Table of $0.3 million, and converted its cost method investment in Alice’s Table of $0.3 million, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Immediately prior to completing the acquisition, the Company wrote down its previous cost method investment in Alice’s Table to its $0.3 million fair value, on the date of the acquisition, resulting in an impairment of $0.7 million, which is recorded in the “Other expense (income), net” line item on the Statement of Operations for the fiscal year ended July 3, 2022. Alice’s Table revenues were approximately $3.8 million during its most recent fiscal year ended  September 30, 2021.

The resulting total consideration of $1.3 million was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values, as a result of information that was available as of the date of acquisition. During the quarter ended January 1, 2023, the Company finalized its purchase price allocation, resulting in immaterial adjustments to the preliminary carrying value of the respective recorded assets and the residual amount that was allocated to goodwill. The consideration transferred was allocated to: goodwill of $0.8 million, trademarks of $0.5 million (indefinite life), customer lists of $0.2 million (4-year life), and liabilities of $0.2 million.

Operating results of the Alice’s Table business are reflected in the Company’s consolidated financial statements from the date of acquisition within the Consumer Floral & Gifts segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

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

Operating results of the Things Remembered business are reflected in the Company’s consolidated financial statements from the date of acquisition within the Consumer Floral & Gifts segment. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results was not material.

Note 5. Inventory

The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	July 2, 2023	July 3, 2022
	(in thousands)

Finished goods	$92,582	$128,760
Work-in-process	33,818	29,270
Raw materials	64,934	89,533
Total inventory	$191,334	$247,563

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)

Balance at June 27, 2021	$150,880	$-	$57,270	$208,150
Acquisition of Vital Choice	-	-	4,417	4,417
Acquisition of Alice’s Table	720	-	-	720
Balance at July 3, 2022	$151,600	$-	$61,687	$213,287
Measurement period adjustment for Vital Choice Acquisition	-	-	600	600
Measurement period adjustment for Alice's Table Acquisition	112	-	-	112
Acquisition of Things Remembered	1,664	-	-	1,664
Goodwill impairment	-	-	(62,287)	(62,287)
Balance at July 2, 2023	$153,376	$-	$-	$153,376

The Company’s other intangible assets consist of the following:

				July 2, 2023			July 3, 2022
	Amortization Period (1)			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives

Investment in licenses	14	-	16	$7,420	$6,569	$851	$7,420	$6,464	$956
Customer lists	3	-	10	29,071	21,611	7,460	28,509	17,473	11,036
Other	5	-	14	2,946	2,604	342	2,946	2,543	403
Total intangible assets with determinable lives				39,437	30,784	8,653	38,875	26,480	12,395

Trademarks with indefinite lives				131,235	-	131,235	133,173	-	133,173

Total identifiable intangible assets				$170,672	$30,784	$139,888	$172,048	$26,480	$145,568

(1)

The amortization of intangible assets for the years ended July 2, 2023, July 3, 2022 and June 27, 2021 was $4.2 million, $3.9 million and $3.3 million, respectively. Future estimated amortization expense is as follows: 2024 - $4.5 million, 2025 - $1.9 million, 2026 - $1.3 million, 2027 - $0.5 million, 2028 - $0.2 million and thereafter - $0.3 million.

During the year ended July 3, 2022, the Company experienced a sustained decline in its share price and a resulting decrease in its market capitalization, primarily due to the overall macroeconomic environment. Inflationary cost increases, which began during the first half of the fiscal year, were exacerbated by geopolitical events, further pressuring the Company’s gross margin and operating expenses. Due to this overall market decline and the Company’s operating performance, the Company completed impairment assessments of the goodwill and intangible assets of its three reporting units. The quantitative impairment tests as of July 3, 2022, did not indicate an impairment.

Although originally projected to be transitory, through the nine months ending April 2, 2023, the trend of adverse macroeconomic conditions and geopolitical pressures continued, and there was a sustained decline in the Company’s market capitalization. As the expected duration of these factors changed during the three months ended April 2, 2023, the Company made downward projections to its business forecasts, and therefore determined a triggering event had occurred that required an interim impairment assessment of the goodwill, intangibles and other long-lived assets of the Gourmet Foods & Gift Baskets reporting unit as of April 2, 2023.

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

Based on the impairment assessment performed during the quarter ended April 2, 2023, the Company recorded a goodwill and intangible impairment charge against its Gourmet Foods & Gift Baskets reporting unit of $64.6 million, comprised of $62.3 million which was attributable to goodwill and $2.3 million which was attributable to certain tradenames within the same reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.

Note 7. Property, Plant and Equipment

	July 2, 2023	July 3, 2022
	(in thousands)

Land	$33,866	$33,862
Orchards in production and land improvements	20,401	19,773
Building and building improvements	67,647	65,909
Leasehold improvements	29,524	26,266
Production equipment	125,297	106,244
Furniture and fixtures	9,102	8,985
Computer and telecommunication equipment	41,859	38,934
Software	181,085	165,289
Capital projects in progress	18,205	14,525
Property, plant and equipment, gross	526,986	479,787
Accumulated depreciation and amortization	(292,417)	(243,306)
Property, plant and equipment, net	$234,569	$236,481

Depreciation expense for the years ended July 2, 2023, July 3, 2022, and June 27, 2021 was $49.5 million, $45.2 million, and $39.2 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	July 2, 2023	July 3, 2022
	(in thousands)
Payroll and employee benefits	$33,927	$37,617
Deferred revenue	30,811	33,746
Accrued marketing expenses	13,679	19,506
Accrued florist payout	13,437	18,938
Accrued purchases	18,351	32,141
Other	31,709	33,444
Accrued expenses	$141,914	$175,392

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	July 2, 2023	July 3, 2022
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	200,000	165,000
Deferred financing costs	(3,609)	(2,503)
Total debt	196,391	162,497
Less: current maturities of long-term debt	10,000	20,000
Long-term debt	$186,391	$142,497

(1)

On May 31, 2019, the Company and certain of its U.S. subsidiaries entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders. The 2019 Credit Agreement amended and restated the Company’s existing amended and restated credit agreement dated as of December 23, 2016 to, among other modifications: (i) increase the amount of the outstanding term loan (“Term Loan”) from approximately $97 million to $100 million, (ii) extend the maturity date of the outstanding Term Loan and the revolving credit facility (“Revolver”) by approximately 29 months to May 31, 2024, and (iii) decrease the applicable interest rate margins for LIBOR and base rate loans by 25 basis points. The Term Loan was payable in 19 quarterly installments of principal and interest beginning on September 29, 2019, with escalating principal payments, at the rate of 5.0% per annum for the first eight payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $62.5 million due upon maturity. The Revolver, in the aggregate amount of $200 million, subject to seasonal reduction to an aggregate amount of $100 million for the period from January 1 through August 1, was able to be used for working capital and general corporate purposes, subject to certain restrictions. For each borrowing under the Existing Credit Agreement (as defined below), the Company was able to elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) a LIBOR rate plus 1%, or (2) an adjusted LIBOR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio.

On August 20, 2020, the Company, the Subsidiary Guarantors, JPMorgan Chase Bank, N.A. as administrative agent, and a group of lenders entered into a First Amendment (the “First Amendment”) to the 2019 Credit Agreement. The First Amendment amended the 2019 Credit Agreement to, among other modifications: (i) increase the aggregate principal amount of the existing Revolver commitments from $200.0 million to $250.0 million, (ii) establish a new tranche of term A-1 loans in an aggregate principal amount of $100.0 million (the “2020 Term Loan”), (iii) increase the working capital sublimit with respect to the Revolver from $175.0 million to $200.0 million, and (iv) increase the seasonally-reduced Revolver commitments from $100.0 million to $125.0 million for the period from January 1 through August 1 for each fiscal year of the Company.

The 2020 Term Loan was payable in 15 quarterly installments of principal and interest beginning on September 27, 2020, with escalating principal payments, at the rate of 5.0% per annum for the first four payments, and 10.0% per annum for the remaining 11 payments, with the remaining balance of $67.5 million due upon maturity on May 31, 2024.

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

On August 29, 2022, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a Third Amendment (the “Third Amendment”) to the 2019 Credit Agreement. The Third Amendment amended the 2019 Credit Agreement (the 2019 Credit Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the “Existing Credit Agreement”) to modify certain financial covenants.

On June 27, 2023, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”) to, among other modifications: (i) increase the amount of the outstanding term loan from approximately $150 million to $200 million, (ii) decrease the amount of the commitments in respect of the revolving credit facility from $250 million to $225 million, (iii) extend the maturity date of the outstanding term loan and the revolving credit facilities by approximately 48 months to June 27, 2028, and (iv) increase the applicable interest rate margins for SOFR and base rate loans by 25 basis points.

For each borrowing under the Third Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.10% for all interest periods.

The Third Amended Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of July 2, 2023. The Third Amended Credit Agreement is secured by substantially all of the assets of the Company.

Future principal term loan payments under the Third Amended Credit Agreement are as follows: $10.0 million – Fiscal 2024, $10.0 million – Fiscal 2025, $20.0 million – Fiscal 2026, $20.0 million – Fiscal 2027, and $140.0 million – Fiscal 2028.

Note 10. Fair Value Measurements

Cash and cash equivalents, trade and other receivables, prepaids, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature (these are level 2 investments). The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment, when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite lived intangibles are tested for impairment annually, or more frequently, if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of July 2, 2023:
Trading securities held in a “rabbi trust” (1)	$22,617	$22,617	$-	$-
	$22,617	$22,617	$-	$-

Assets (liabilities) as of July 3, 2022:
Trading securities held in a “rabbi trust” (1)	$17,760	$17,760	$-	$-
	$17,760	$17,760	$-	$-

(1)

The Company has established a NQDC Plan for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Trading securities held in the “rabbi trust” are measured using quoted market prices at the reporting date and are included in the “Other assets” line item, with the corresponding liability included in the “Other liabilities” line item in the consolidated balance sheets.

Note 11. Income Taxes

Significant components of the income tax provision are as follows:

	Years ended
	July 2, 2023	July 3, 2022	June 27, 2021
	(in thousands)
Current provision (benefit):
Federal	$976	$(1,676)	$17,594
State	1,572	1,589	7,339
Current income tax expense (benefit)	2,548	(87)	24,933
Deferred provision (benefit):
Federal	(3,145)	2,679	5,160
State	(1,463)	(1,100)	370
Deferred income tax expense (benefit)	(4,608)	1,579	5,530

Income tax expense (benefit)	$(2,060)	$1,492	$30,463

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	July 2, 2023	July 3, 2022	June 27, 2021

Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.2)	4.2	4.2
Capital loss expiration	-	15.5	-
Non-deductible impairment charge	(16.8)	-	-
Valuation allowance change	(0.2)	(19.8)	(0.3)
Non-deductible compensation	(2.1)	5.3	0.7
Excess tax benefit/shortfalls from stock-based compensation	(1.7)	(16.1)	(4.1)
Tax credits	2.7	(3.9)	(0.9)
Enhanced deductions	2.6	(2.1)	(0.2)
Other, net	(0.9)	0.7	-
Effective tax rate	4.4%	4.8%	20.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	Years ended
	July 2, 2023	July 3, 2022
	(in thousands)
Deferred income tax assets:
Loss and carryforwards	$13,598	$7,590
Accrued expenses and reserves	3,531	7,550
Inventory	4,422	5,897
Stock-based compensation	1,549	1,330
Deferred compensation	3,602	3,723
Operating lease liability	33,186	33,847
Gross deferred income tax assets	59,888	59,937
Less: Valuation allowance	(3,182)	(3,096)
Deferred tax assets, net	56,706	56,841

Deferred income tax liabilities:
Other intangibles	(14,916)	(21,764)
Tax in excess of book depreciation	(41,826)	(38,755)
Operating lease right-of-use asset	(31,098)	(32,064)
Deferred tax liabilities	(87,840)	(92,583)
Net deferred income tax liabilities	$(31,134)	$(35,742)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. At July 2, 2023, the Company has valuation allowances of approximately $3.2 million, primarily related to certain state and foreign net operating losses. At July 2, 2023, the Company’s federal enhanced deduction and carryforwards were $5.8 million and $3.7 million, respectively, which if not utilized, will expire in 2027 and 2042, respectively. At July 2, 2023, the Company’s state and foreign net operating loss carryforwards were $2.8 million and $1.3 million, respectively, which if not utilized, will begin to expire in Fiscal 2024 and 2034, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company’s last completed U.S. federal examination was for Fiscal 2018. Fiscal 2020, Fiscal 2021, and Fiscal 2022 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from Fiscal 2016. The Company's foreign income tax filings from Fiscal 2017 forward are open for examination by its respective foreign tax authorities, mainly Canada and Brazil.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At July 2, 2023, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.7 million. The Company believes that $0.2 million of the unrecognized tax positions will be resolved over the next twelve months.

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During Fiscal 2023, 2022 and 2021, 181,393, 904,000 and 389,209 shares of Class B common stock, respectively, were converted into shares of Class A common stock.

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. On February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $1.2 million (147,479 shares), $38.2 million (1,592,555 shares), and $22.4 million (862,290 shares) during the fiscal years ended July 2, 2023, July 3, 2022, and June 27, 2021, respectively, under this program. As of July 2, 2023, $32.0 million remains authorized under the plan.

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

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board.

The amounts of stock-based compensation expense recognized within operating income (1) in the periods presented are as follows:

	Years Ended
	July 2, 2023	July 3, 2022	June 27, 2021
	(in thousands)

Stock options	$2,536	$(41)	$36
Restricted stock awards	5,798	7,988	10,799
Total	8,334	7,947	10,835
Deferred income tax benefit	2,042	1,943	2,673
Stock-based compensation expense, net	$6,292	$6,004	$8,162

(1)	Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead. (See Note 15. for details).

Stock based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	July 2, 2023	July 3, 2022	June 27, 2021
	(in thousands)

Marketing and sales	$3,818	$3,414	$4,943
Technology and development	698	319	652
General and administrative	3,818	4,214	5,240
Total	$8,334	$7,947	$10,835

Stock Options

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	July 2, 2023	July 3, 2022 (1)	June 27, 2021 (1)

Weighted average fair value of options granted	$5.13	n/a	n/a
Expected volatility	52%	n/a	n/a
Expected life (in years)	7.5	n/a	n/a
Risk-free interest rate	4.3%	n/a	n/a
Expected dividend yield	0/0%	n/a	n/a

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

The following table summarizes stock option activity during the year ended July 2, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding beginning of period	-	$-
Granted	2,346,416	$8.59
Exercised	-	$-
Forfeited/Expired	(60,808)	$8.59
Outstanding end of period	2,285,608	$8.59	9.35	$-

Exercisable at July 2, 2023	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of Fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2023. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended July 2, 2023, July 3, 2022, and June 27, 2021 were $0.0 million, $9.2 million, and $22.6 million, respectively.

The following table summarizes information about stock options outstanding at July 2, 2023:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted‑ Average Remaining Contractual Life (years)	Weighted‑ Average Exercise Price	Options Exercisable	Weighted‑ Average Exercise Price

$8.59	2,285,608	9.4	$8.59	-	$-
	2,285,608	9.4	$8.59	-	$-

As of July 2, 2023, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $9.2 million and the weighted average period over which these awards are expected to be recognized was 2.4 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended July 2, 2023:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	929,709	$21.82
Granted	757,754	$8.48
Vested	(385,965)	$18.10
Forfeited	(69,864)	$17.77
Non-vested - end of period	1,231,634	$15.01

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of July 2, 2023, there was $10.7 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.4 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis, the Company, as determined by its Board of Directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company contributed $1.9 million, $1.9 million, and $1.6 million during Fiscal 2023, 2022, and 2021, respectively.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. There were no Company contributions to the plan during Fiscal 2023, 2022 and 2021. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected by the participant. As of July 2, 2023 and July 3, 2022, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $22.6 million and $17.8 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. The gains (losses) on these investments, which were ($0.8 million), ($3.6 million), and $5.7 million, for the years ended July 2, 2023, July 3, 2022, and June 27, 2021, respectively, are included in “Other (income) expense, net,” within the Company’s consolidated statements of operations.

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

	Years ended
Net revenues	July 2, 2023	July 3, 2022	June 27, 2021
	(in thousands)
Segment Net revenues:
Consumer Floral & Gifts	$920,510	$1,059,570	$1,025,015
BloomNet	133,183	145,702	142,919
Gourmet Foods & Gift Baskets	965,191	1,004,272	955,607
Corporate	375	201	341
Intercompany eliminations	(1,406)	(1,860)	(1,637)
Total net revenues	$2,017,853	$2,207,885	$2,122,245

	Years ended
Operating Income (Loss)	July 2, 2023	July 3, 2022	June 27, 2021
	(in thousands)
Segment Contribution Margin:
Consumer Floral & Gifts	$95,535	$104,319	$128,625
BloomNet	37,197	42,515	45,875
Gourmet Foods & Gift Baskets	12,895	62,021	149,377
Segment Contribution Margin Subtotal	145,627	208,855	323,877
Corporate (a)	(126,965)	(117,676)	(132,280)
Depreciation and amortization	(53,673)	(49,078)	(42,510)
Operating income (loss)	$(35,011)	$42,101	$149,087

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations			Consolidated
	July 2, 2023	July 3, 2022	June 27, 2021	July 2, 2023	July 3, 2022	June 27, 2021	July 2, 2023	July 3, 2022	June 27, 2021	July 2, 2023	July 3, 2022	June 27, 2021	July 2, 2023	July 3, 2022	June 27, 2021
Net revenues
E-commerce	$911,302	$1,049,821	$1,015,716	$-	$-	$-	$833,320	$884,827	$863,834	$-	$-	$-	$1,744,622	$1,934,648	$1,879,550
Other	9,208	9,749	9,299	133,183	145,702	142,919	131,871	119,445	91,773	(1,031)	(1,659)	(1,296)	273,231	273,237	242,695
Total net revenues	$920,510	$1,059,570	$1,025,015	$133,183	$145,702	$142,919	$965,191	$1,004,272	$955,607	$(1,031)	$(1,659)	$(1,296)	$2,017,853	$2,207,885	$2,122,245

Other revenues detail
Retail and other	9,208	9,749	9,299	-	-	-	9,751	10,134	9,134	-	-	-	18,959	19,883	18,433
Wholesale	-	-	-	50,075	53,957	45,299	122,120	109,311	82,639	-	-	-	172,195	163,268	127,938
BloomNet services	-	-	-	83,108	91,745	97,620	-	-	-	-	-	-	83,108	91,745	97,620
Corporate	-	-	-	-	-	-	-	-	-	375	201	341	375	201	341
Eliminations	-	-	-	-	-	-	-	-	-	(1,406)	(1,860)	(1,637)	(1,406)	(1,860)	(1,637)
Total other revenues	$9,208	$9,749	$9,299	$133,183	$145,702	$142,919	$131,871	$119,445	$91,773	$(1,031)	$(1,659)	$(1,296)	$273,231	$273,237	$242,695

Note 16. Leases

The Company currently leases plants, warehouses, offices, store facilities, and equipment under various leases through Fiscal 2036. While most lease agreements are of a long-term nature (over a year), the Company also enters into short-term leases, primarily for seasonal needs. Lease agreements may contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company accounts for its leases in accordance with ASC 842. At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time, by assessing whether the Company has the right to obtain substantially all of the economic benefits from use of the identified asset, and the right to direct the use of the identified asset.

At the lease commencement date, the Company determines if a lease should be classified as an operating or a finance lease (the Company currently has no finance leases) and recognizes a corresponding lease liability and a right-of-use asset on its Balance Sheet. The lease liability is initially and subsequently measured as the present value of the remaining fixed minimum rental payments (including base rent and fixed common area maintenance) using discount rates as of the commencement date. Variable payments (including most utilities, real estate taxes, insurance and variable common area maintenance) are expensed as incurred. Further, the Company elected a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The right-of-use asset is initially and subsequently measured at the carrying amount of the lease liability adjusted for any prepaid or accrued lease payments, remaining balance of lease incentives received, unamortized initial direct costs, or impairment charges relating to the right-of-use asset. Right-of-use assets are assessed for impairment using the long-lived assets impairment guidance. The discount rate used to determine the present value of lease payments is the Company’s estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the Company generally cannot determine the interest rate implicit in the lease.

The Company recognizes expense for its operating leases on a straight-line basis over the lease term. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Renewal option periods are included in the measurement of lease liability, where the exercise is reasonably certain to occur. Key estimates and judgments in accounting for leases include how the Company determines: (1) lease payments, (2) lease term, and (3) the discount rate used in calculating the lease liability.

Additional information related to our leases is as follows:

	Years Ended
	July 2, 2023	July 3, 2022
	(in thousands)
Lease costs:
Operating lease costs	$22,208	$19,402
Variable lease costs	24,582	21,823
Short-term lease cost	5,307	5,224
Sublease income	(988)	(751)
Total lease costs	$51,109	$45,698

	Years Ended
	July 2, 2023	July 3, 2022
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$21,020	$16,486
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,040	$57,494

	July 2, 2023	July 3, 2022
	(in thousands)
Weighted-average remaining lease term - operating leases (in years)	8.7	9.5
Weighted-discount rate - operating leases	4.0%	3.9%

Maturities of lease liabilities in accordance with ASC 842 as of July 2, 2023 and reconciliation to balance sheet are as follows (in thousands):

2024	$20,759
2025	20,339
2026	18,409
2027	16,784
2028	15,862
Thereafter	67,096
Total Future Minimum Lease Payments	159,249
Less: Imputed Remaining Interest	26,160
Total Operating Lease Liabilities	133,089
Less: Current portion of long-term operating lease liabilities	15,759
Long-term operating lease liabilities	$117,330

Note 17. Commitments and Contingencies

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of July 2, 2023, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $12.5 million, primarily related to the Company’s technology infrastructure and inventory commitments.

The Company had approximately $2.7 million and $2.3 million in unused stand-by letters of credit as of July 2, 2023 and July 3, 2022, respectively.

Litigation

Call Center Worker Claim:

In March of 2018, a putative class action lawsuit was filed against a subsidiary of the Company (the “Subsidiary”) in the U.S. District Court for the District of Oregon, Medford Division (the “Court”), alleging violations of the federal Fair Labor Standards Act (“FLSA”) and Oregon state law. The complaint was brought on behalf of a putative class of call center workers and alleged that certain Subsidiary policies and practices resulted in class members’ performance of unpaid work. The plaintiff sought class certification, compensation for alleged unpaid and underpaid wages, civil penalties, prejudgment interest, liquidated damages, litigation costs, and attorneys’ fees. Following mediation, the parties reached an agreement in April 2022 to resolve all claims. In September 2022, the Court granted final approval of the settlement agreement, and in November 2022, the Company remitted payment of approximately $2.9 million, which was previously accrued during the quarter ended March 27, 2022, and was included in "Accrued expenses" in the consolidated balance sheets at July 3, 2022. In entering into the settlement agreement, the Subsidiary made no admission of liability.

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

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated doubtful accounts-accounts/notes receivable

Year Ended July 2, 2023	$2,396,000	$3,991,000	$-	$(551,000)	$5,836,000
Year Ended July 3, 2022	$4,032,000	$(411,000)	$-	$(1,225,000)	$2,396,000
Year Ended June 27, 2021	$5,665,000	$964,000	$-	$(2,597,000)	$4,032,000

Valuation allowance for deferred tax assets

Year Ended July 2, 2023	$3,096,000	$86,000	$-	$-	$3,182,000
Year Ended July 3, 2022	$9,258,000	$58,000	$-	$(6,220,000)	$3,096,000
Year Ended June 27, 2021	$9,681,000	$174,000	$-	$(597,000)	$9,258,000

Valuation allowance for inventory

Year Ended July 2, 2023	$11,370,000	$3,010,000	$-	$(4,470,000)	$9,910,000
Year Ended July 3, 2022	$8,680,000	$4,670,000	$-	$(1,980,000)	$11,370,000
Year Ended June 27, 2021	$7,070,000	$2,040,000	$-	$(430,000)	$8,680,000

(a) Reduction in reserve due to amounts written off/recovered.