Form 10-Q
period 2023-10-01
1 800 FLOWERS COM INC
filed 2023-11-13
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 3, 2023:

Class A common stock: 37,829,997
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended October 1, 2023

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	October 1, 2023	July 2, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,375	$126,807
Trade receivables, net	44,239	20,419
Inventories	280,621	191,334
Prepaid and other	49,347	34,583
Total current assets	382,582	373,143

Property, plant and equipment, net	229,193	234,569
Operating lease right-of-use assets	120,499	124,715
Goodwill	153,376	153,376
Other intangibles, net	138,773	139,888
Other assets	26,925	25,739
Total assets	$1,051,348	$1,051,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$51,764	$52,588
Accrued expenses	142,695	141,914
Current maturities of long-term debt	45,000	10,000
Current portion of long-term operating lease liabilities	15,580	15,759
Total current liabilities	255,039	220,261

Long-term debt, net	184,071	186,391
Long-term operating lease liabilities	113,278	117,330
Deferred tax liabilities, net	30,555	31,134
Other liabilities	25,514	24,471
Total liabilities	608,457	579,587

Commitments and contingencies (See Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 58,309,547 and 58,273,747 shares issued at October 1, 2023 and July 2, 2023, respectively	583	583
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at October 1, 2023 and July 2, 2023	323	323
Additional paid-in capital	390,579	388,215
Retained earnings	239,841	271,083
Accumulated other comprehensive loss	(170)	(170)
Treasury stock, at cost, 20,576,358 and 20,565,875 Class A shares at October 1, 2023 and July 2, 2023, respectively and 5,280,000 Class B shares at October 1, 2023 and July 2, 2023	(188,265)	(188,191)
Total stockholders’ equity	442,891	471,843
Total liabilities and stockholders’ equity	$1,051,348	$1,051,430

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended
	October 1, 2023	October 2, 2022

Net revenues	$269,050	$303,604
Cost of revenues	167,122	202,146
Gross profit	101,928	101,458
Operating expenses:
Marketing and sales	82,518	89,139
Technology and development	15,304	14,740
General and administrative	28,489	26,245
Depreciation and amortization	13,194	12,694
Total operating expenses	139,505	142,818
Operating loss	(37,577)	(41,360)
Interest expense, net	3,482	2,821
Other expense, net	474	922
Loss before income taxes	(41,533)	(45,103)
Income tax benefit	(10,291)	(11,411)
Net loss and comprehensive net loss	$(31,242)	$(33,692)

Basic and diluted net loss per common share	$(0.48)	$(0.52)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,785	64,538

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended October 1, 2023 and October 2, 2022
	Common Stock				Additional	Retained	Accumulated Other			Total
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity

Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843
Net loss	-	-	-	-	-	(31,242)	-	-	-	(31,242)
Stock-based compensation	35,800	-	-	-	2,364	-	-	-	-	2,364
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	10,483	(74)	(74)
Balance at October 1, 2023	58,309,547	$583	32,348,221	$323	$390,579	$239,841	$(170)	25,856,358	$(188,265)	$442,891

Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409
Net loss	-	-	-	-	-	(33,692)	-	-	-	(33,692)
Stock-based compensation	-	-	-	-	1,555	-	-	-	-	1,555
Balance at October 2, 2022	57,706,389	$577	32,529,614	$325	$381,440	$282,093	$(211)	25,698,396	$(186,952)	$477,272

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	October 1, 2023	October 2, 2022

Operating activities:
Net loss	$(31,242)	$(33,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,194	12,694
Amortization of deferred financing costs	180	345
Deferred income taxes	(579)	(381)
Bad debt expense	586	265
Stock-based compensation	2,364	1,555
Other non-cash items	270	326
Changes in operating items:
Trade receivables	(24,407)	(25,416)
Inventories	(89,287)	(95,038)
Prepaid and other	(14,764)	(19,425)
Accounts payable and accrued expenses	(42)	11,742
Other assets and liabilities	(157)	702
Net cash used in operating activities	(143,884)	(146,323)

Investing activities:
Capital expenditures	(6,974)	(11,033)
Net cash used in investing activities	(6,974)	(11,033)

Financing activities:
Acquisition of treasury stock	(74)	-
Proceeds from bank borrowings	35,000	140,000
Repayment of bank borrowings	(2,500)	(5,000)
Debt issuance cost	-	333
Net cash provided by financing activities	32,426	135,333

Net change in cash and cash equivalents	(118,432)	(22,023)
Cash and cash equivalents:
Beginning of period	126,807	31,465
End of period	$8,375	$9,442

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 2, 2023, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter, and Administrative Professionals Week, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

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

Our total deferred revenue as of July 2, 2023 was $30.8 million (included in “Accrued expenses” on our consolidated balance sheets), of which $16.1 million was recognized as revenue during the three months ended October 1, 2023. The deferred revenue balance as of October 1, 2023 was $29.7 million.

Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing the net loss during the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and excludes the dilutive potential common shares (consisting of unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the three months ended October 1, 2023 and October 2, 2022, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Acquisitions

Acquisition of Things Remembered

On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered brand, a provider of personalized gifts, whose operations are integrated within the PersonalizationMall.com brand, in the Consumer Floral & Gifts segment. The Company used cash on hand to fund the $5.0 million purchase, which included the intellectual property, customer list, certain inventory, and equipment. The acquisition did not include Things Remembered retail stores. Things Remembered’s annual revenues from its e-commerce operations, based on its most recently available unaudited financial information was $30.4 million for the twelve months ended November 30, 2022.

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

Note 4 – Inventory, Net

The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	October 1, 2023	July 2, 2023
	(in thousands)
Finished goods	$160,087	$92,582
Work-in-process	31,265	33,818
Raw materials	89,269	64,934
Total inventory	$280,621	$191,334

Note 5 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at July 2, 2023 and October 1, 2023	$153,376	$-	$-	$153,376

The Company’s other intangible assets consist of the following:

				October 1, 2023			July 2, 2023
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$6,595	$825	$7,420	$6,569	$851
Customer lists	3	-	10	29,071	22,685	6,386	29,071	21,611	7,460
Other	5	-	14	2,946	2,619	327	2,946	2,604	342
Total intangible assets with determinable lives				39,437	31,899	7,538	39,437	30,784	8,653
Trademarks with indefinite lives				131,235	-	131,235	131,235	-	131,235
Total identifiable intangible assets				$170,672	$31,899	$138,773	$170,672	$30,784	$139,888

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Future estimated amortization expense is as follows: remainder of fiscal 2024 - $3.3 million, fiscal 2025 - $1.9 million, fiscal 2026 - $1.3 million, fiscal 2027 - $0.5 million, fiscal 2028 - $0.2 million and thereafter - $0.3 million.

Note 6 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s equity investments without a readily determinable fair value was $2.6 million as of October 1, 2023 and July 2, 2023, respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 9 - Fair Value Measurements).

Note 7 –Debt, Net

The Company’s current and long-term debt consists of the following:

	October 1, 2023	July 2, 2023
	(in thousands)
Revolver	$35,000	$-
Term Loans	197,500	200,000
Deferred financing costs	(3,429)	(3,609)
Total debt	229,071	196,391
Less: current debt	45,000	10,000
Long-term debt	$184,071	$186,391

On June 27, 2023, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement amends and restates the Company’s Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (as amended by the First Amendment, dated as of August 20, 2020, the Second Amendment, dated as of November 8, 2021, and the Third Amendment, dated as of August 29, 2022). The Third Amended Credit Agreement, among other modifications: (i) increases the amount of the outstanding term loan (“Term Loan”) from approximately $150 million to $200 million, (ii) decreases the amount of the commitments in respect of the revolving credit facility from $250 million to $225 million subject to a seasonal reduction to an aggregate amount of $125 million for the period from January 1 to August 1, (iii) extends the maturity date of the outstanding term loan and the revolving credit facilities by approximately 48 months to June 27, 2028, and (iv) increases the applicable interest rate margins for SOFR and base rate loans by 25 basis points.

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

The Third Amended Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of October 1, 2023. The Third Amended Credit Agreement is secured by substantially all of the assets of the Company.

The principal of the Term Loan is payable at a rate of $2.5 million for the first 8 quarterly installments beginning on September 29, 2023, increasing to a quarterly payment of $5.0 million, commencing on September 26, 2025, for the remaining 11 payments, with the remaining balance of $125.0 million due upon maturity on June 27, 2028.

Future principal term loan payments under the Third Amended Credit Agreement are as follows: $7.5 million – remainder of Fiscal 2024, $10.0 million – Fiscal 2025, $20.0 million – Fiscal 2026, $20.0 million – Fiscal 2027, and $140.0 million – Fiscal 2028.

Note 8 - Property, Plant and Equipment

The Company’s property, plant and equipment consists of the following:

	October 1, 2023	July 2, 2023
	(in thousands)
Land	$33,866	$33,866
Orchards in production and land improvements	20,509	20,401
Building and building improvements	68,344	67,647
Leasehold improvements	29,677	29,524
Production equipment	126,529	125,297
Furniture and fixtures	9,149	9,102
Computer and telecommunication equipment	42,622	41,859
Software	185,001	181,085
Capital projects in progress	18,264	18,205
Property, plant and equipment, gross	533,961	526,986
Accumulated depreciation and amortization	(304,768)	(292,417)
Property, plant and equipment, net	$229,193	$234,569

Note 9 - Fair Value Measurements

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of October 1, 2023:
Trading securities held in a “rabbi trust” (1)	$23,803	$23,803	$-	$-
Total assets (liabilities) at fair value	$23,803	$23,803	$-	$-

As of July 2, 2023:
Trading securities held in a “rabbi trust” (1)	$22,617	$22,617	$-	$-
Total assets (liabilities) at fair value	$22,617	$22,617	$-	$-

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

Note 10 – Income Taxes

The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended October 1, 2023 was 24.8% compared to 25.3% in the same period of the prior year. The Company’s effective tax rate for the three months ended October 1, 2023 and October 2, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation, partially offset by tax credits and other items.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company’s fiscal years 2020, 2021, and 2022 remain subject to U.S. federal examination. Due to ongoing state examinations and nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2016. The Company's foreign income tax filings from fiscal 2017 are open for examination by its respective foreign tax authorities, mainly Canada and Brazil.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At October 1, 2023, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.6 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended
	October 1, 2023	October 2, 2022
Net Revenues:	(in thousands)
Segment Net Revenues:
Consumer Floral & Gifts	$142,194	$162,180
BloomNet	28,870	33,367
Gourmet Foods & Gift Baskets	98,109	108,228
Corporate	270	44
Intercompany eliminations	(393)	(215)
Total net revenues	$269,050	$303,604

Operating Income (Loss):
Segment Contribution Margin:
Consumer Floral & Gifts	$8,826	$10,810
BloomNet	9,387	9,517
Gourmet Foods & Gift Baskets	(11,028)	(18,710)
Segment Contribution Margin Subtotal	7,185	1,617
Corporate (a)	(31,568)	(30,283)
Depreciation and amortization	(13,194)	(12,694)
Operating income (loss)	$(37,577)	$(41,360)

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net revenues
E-commerce	$140,335	$160,382	$-	$-	$69,576	$78,540	$-	$-	$209,911	$238,922
Other	1,859	1,798	28,870	33,367	28,533	29,688	(123)	(171)	59,139	64,682
Total net revenues	$142,194	$162,180	$28,870	$33,367	$98,109	$108,228	$(123)	$(171)	$269,050	$303,604

Other revenues detail
Retail and other	1,859	1,798	-	-	1,934	1,907	-	-	3,793	3,705
Wholesale	-	-	11,797	13,622	26,599	27,781	-	-	38,396	41,403
BloomNet services	-	-	17,073	19,745	-	-	-	-	17,073	19,745
Corporate	-	-	-	-	-	-	270	44	270	44
Eliminations	-	-	-	-	-	-	(393)	(215)	(393)	(215)
Total other revenues	$1,859	$1,798	$28,870	$33,367	$28,533	$29,688	$(123)	$(171)	$59,139	$64,682

Note 12 – Leases

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

Additional information related to our leases is as follows:

	Three Months Ended
	October 1, 2023	October 2, 2022
	(in thousands)
Lease costs:
Operating lease costs	$5,622	$5,347
Variable lease costs	6,514	5,851
Short-term lease cost	883	1,565
Sublease income	(251)	(243)
Total lease costs	$12,768	$12,520

Cash paid for amounts included in measurement of operating lease liabilities	$5,638	4,481
Right-of-use assets obtained in exchange for new operating lease liabilities	$91	9,985

October 1, 2023
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	8.5
Weighted-discount rate - operating leases	4.0%

Maturities of lease liabilities in accordance with ASC 842 as of October 1, 2023 and reconciliation to balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2024	$15,169
2025	20,394
2026	18,409
2027	16,784
2028	15,862
Thereafter	67,096
Total Future Minimum Lease Payments	153,714
Less: Imputed Remaining Interest	24,856
Total Operating Lease Liabilities	128,858
Less: Current portion of long-term operating lease liabilities	15,580
Long-term operating lease liabilities	$113,278

Note 13 - Accrued Expenses

Accrued expenses consisted of the following:

	October 1, 2023	July 2, 2023
	(in thousands)
Payroll and employee benefits	$27,260	$33,927
Deferred revenue	29,697	30,811
Accrued marketing expenses	11,564	13,679
Accrued florist payout	13,824	13,437
Accrued purchases	28,573	18,351
Other	31,777	31,709
Accrued Expenses	$142,695	$141,914

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A") is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, for the year ended July 2, 2023. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended July 2, 2023 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the year ended July 2, 2023.

Macro-economic Conditions

Overall, broader macro-economic conditions continue to impact our consumers as they continue to moderate their discretionary income. Consumers remain pressured by persistent inflation, higher interest rates, and more recently, the resumption of student loan repayments. Our fiscal first quarter is comprised of everyday or just-because gift giving occasions, which has been challenged as consumers reduced their discretionary spending in response to the macro environment. Based on this, we expected our sales to be the most challenged during the first quarter of fiscal 2024, as there are no major holiday occasions during the quarter. In line with this, total consolidated revenues in the first quarter of fiscal 2024 decreased 11.4% to $269.1 million, compared with total consolidated revenues of $303.6 million in the same prior year period. As we look ahead to the holiday period in the current environment, we expect our sales trends to improve as our gifting business has historically proven to be more resilient during holiday periods as consumers tend to view holiday gifting periods as being somewhat less discretionary.

The challenging macro-economic conditions that have affected our customers have also impacted our operating costs. During the second quarter of fiscal 2022, in-bound and out-bound shipping, commodity, labor and fuel costs began to surge, and escalated throughout the balance of the year and into fiscal 2023. During our second quarter and third quarter of fiscal 2023, while certain commodity prices remained near historical highs, we began to see a more stable labor market, and significant year-over-year reductions in ocean freight costs. As a result of these trends, combined with our strategic pricing initiatives, automation efforts, and other internal management initiatives, we started to see year-over-year improvement in gross margin commencing in the second quarter of fiscal 2023. These trends and initiatives continued into fiscal 2024 and we saw a significant improvement in year-over-year gross margin in the first quarter of fiscal 2024. This improvement and a reduction of expenses helped to offset the aforementioned year-over-year decline in sales.

Acquisition of Things Remembered

On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered brand, a provider of personalized gifts, whose operations have been integrated within the PersonalizationMall.com brand, in the Consumer Floral & Gifts segment. The Company used cash on hand to fund the $5.0 million purchase, which included intellectual property, customer list, certain inventory, and equipment - see Note 3 –Acquisitions in Item 1.

Amended and Restated Credit Agreement

On June 27, 2023, the Company entered into a Third Amended and Restated Credit Agreement to, among other modifications, (i) increase the amount of the outstanding term loan from approximately $150 million to $200 million, (ii) decrease the amount of the commitments in respect of the revolving credit facility from $250 million to $225 million subject to a seasonal reduction to an aggregate amount of $125 million for the period from January 1 to August 1, (iii) extend the maturity date of the outstanding term loan and the revolving credit facilities by approximately 48 months to June 27, 2028, and (iv) increase the applicable interest rate margins for SOFR and base rate loans by 25 basis points (See Note 7 - Debt, in Item 1, for details).

Company Guidance

For Fiscal 2024, the Company continues to expect revenues to remain pressured by a challenging consumer environment, but year-over-year trends to continue to improve during the holiday period and into the second half of the fiscal year. The Company also expects continued improvement in gross margin.

As a result, the Company expects Fiscal 2024:

●	Total revenues on a percentage basis to decline in the mid-single digits, as compared with the prior year;
●	Adjusted EBITDA to be in a range of $95 million to $100 million; and
●	Free Cash Flow to be in a range of $60 million to $65 million.

Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.

Definitions of non-GAAP Financial Measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures.  Where applicable, see the Segment Information and Results of Operations sections below for reconciliations of these non-GAAP measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “non-GAAP” or “adjusted” below, as these terms are used interchangeably. Reconciliations for forward-looking figures would require unreasonable efforts at this time because of the uncertainty and variability of the nature and amount of certain components of various necessary GAAP components, including, for example, those related to compensation, tax items, amortization or others that may arise during the year, and the Company's management believes such reconciliations would be confusing or misleading to investors. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The lack of such reconciling information should be considered when assessing the impact of such disclosures.

EBITDA and adjusted EBITDA

We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, Non-Qualified Deferred Compensation Plan (“NQDC Plan”) Investment appreciation/depreciation, and certain items affecting period-to-period comparability. See Segment Information for details on how EBITDA and adjusted EBITDA were calculated for each period presented.

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

Segment contribution margin is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of segment contribution margin is that it is an incomplete measure of profitability as they do not include all operating expenses or non-operating income and expenses. Management compensates for this limitation when using this measure by looking at other GAAP measures, such as operating income and net income.

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

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
Net revenues:
Consumer Floral & Gifts	$142,194	$162,180	-12.3%
BloomNet	28,870	33,367	-13.5%
Gourmet Foods & Gift Baskets	98,109	108,228	-9.3%
Corporate	270	44	513.6%
Intercompany eliminations	(393)	(215)	-82.8%
Total net revenues	$269,050	$303,604	-11.4%

Gross profit:
Consumer Floral & Gifts	$56,322	$61,919	-9.0%
	39.6%	38.2%

BloomNet	14,498	14,487	0.1%
	50.2%	43.4%

Gourmet Foods & Gift Baskets	30,907	25,113	23.1%
	31.5%	23.2%

Corporate	201	(61)	429.5%
	74.4%	-138.6%

Total gross profit	$101,928	$101,458	0.5%
	37.9%	33.4%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$8,826	$10,810	-18.4%
BloomNet	9,387	9,517	-1.4%
Gourmet Foods & Gift Baskets	(11,028)	(18,710)	41.1%
Segment Contribution Margin Subtotal	7,185	1,617	344.3%
Corporate (b)	(31,568)	(30,283)	-4.2%
EBITDA (non-GAAP)	(24,383)	(28,666)	14.9%
Add: Stock-based compensation	2,364	1,555	52.0%
Add: Compensation charge related to NQDC Plan Investment Depreciation	(504)	(906)	44.4%
Adjusted EBITDA (non-GAAP)	$(22,523)	$(28,017)	19.6%

Reconciliation of net loss to adjusted EBITDA (non-GAAP):	Three Months Ended
	October 1, 2023	October 2, 2022

Net loss	$(31,242)	$(33,692)
Add: Interest expense and other, net	3,956	3,743
Add: Depreciation and amortization	13,194	12,694
Add: Income tax benefit	(10,291)	(11,411)
EBITDA	(24,383)	(28,666)
Add: Stock-based compensation	2,364	1,555
Add: Compensation charge related to NQDC Plan Investment Depreciation	(504)	(906)
Adjusted EBITDA	$(22,523)	$(28,017)

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

Results of Operations

Net revenues

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$209,911	$238,922	-12.1%
Other	59,139	64,682	-8.6%
Total net revenues	$269,050	$303,604	-11.4%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 11.4% during the three months ended October 1, 2023 compared to the same period of the prior year, due to lower order volume across all segments, reflecting a continuation of the trends that the Company had experienced throughout the prior fiscal year, as consumer discretionary income remains pressured and consumers continue to moderate their spending on purchases for “Everyday” gifting occasions. Contributing to this decline was the prudent use of promotional offerings and advertising campaigns, which balance the long-term goals of the Company with strategies to improve gross margins and tightly control operating expenses during this challenging economic environment.

The Company acquired Things Remembered on January 10, 2023 and launched the brand on its e-commerce platform in April 2023. Things Remembered revenues were not significant during the three months ended October 1, 2023.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	% Change
Net revenues
E-commerce	$140,335	$160,382	-12.5%	$-	$-	-%	$69,576	$78,540	-11.4%	$-	$-	$209,911	$238,922	-12.1%
Other	1,859	1,798	3.4%	28,870	33,367	-13.5%	28,533	29,688	-3.9%	(123)	(171)	59,139	64,682	-8.6%
Total net revenues	$142,194	$162,180	-12.3%	$28,870	$33,367	-13.5%	$98,109	$108,228	-9.3%	$(123)	$(171)	$269,050	$303,604	-11.4%

Other revenues detail
Retail and other	1,859	1,798	3.4%	-	-	-	1,934	1,907	1.4%	-	-	3,793	3,705	2.4%
Wholesale	-	-	-	11,797	13,622	-13.4%	26,599	27,781	-4.3%	-	-	38,396	41,403	-7.3%
BloomNet services	-	-	-	17,073	19,745	-13.5%	-	-	-	-	-	17,073	19,745	-13.5%
Corporate	-	-	-	-	-	-	-	-	-	270	44	270	44	513.6%
Eliminations	-	-	-	-	-	-	-	-	-	(393)	(215)	(393)	(215)	-82.8%
Total other revenues	$1,859	1,798	3.4%	$28,870	$33,367	-13.5%	$28,533	$29,688	-3.9%	$(123)	$(171)	$59,139	64,682	-8.6%

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 12.1% during the three months ended October 1, 2023, compared to the same period of the prior year, primarily as a result of the decline in demand for “Everyday” gifts across all our segments, as a result of the macro-economic conditions noted above, which have negatively impacted consumer discretionary spending, combined with planned reductions in advertising spend.

During the three months ended October 1, 2023, the Company fulfilled approximately 2.6 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 16.1% compared to the same period of the prior year. During the three months ended October 1, 2023, average order value increased 4.8%, to $79.46, as a result of strategic price increases, and product mix into higher price point items.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three months ended October 1, 2023, decreased 8.6%, compared with the same period of the prior year, due to slightly lower wholesale volumes within the Gourmet Foods & Gift Baskets segment, as well as lower BloomNet revenues due to lower shop-to-shop volumes, as well as wholesale volumes.

Revenue by segment:

Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com, PersonalizationMall, and Alice’s Table brands, and the Things Remembered brand, subsequent to its acquisition on January 10, 2023, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues within this segment decreased 12.3% during the three months ended October 1, 2023 compared to the same period of the prior year, due to the continued reduction of “Everyday” product demand, as consumers’ available discretionary income continues to shrink in the current inflationary environment, which was combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margin and operating spend efficiency, in the face of softening demand.

During the three months ended October 1, 2023, Consumer Floral & Gifts orders through its e-commerce sales channel (online and telephonic sales) decreased 16.0% compared to the same period of the prior year, however this was partially offset by an increase in average order value of 4.2%, as a result of strategic price increases and product mix into higher price point items.

BloomNet - revenues in this segment are derived from membership fees, as well as product and service offerings.

Net revenues decreased 13.5% during the three months ended October 1, 2023, compared to the same period of the prior year. The net revenue decline was due to soft wholesale product revenues, as well as lower services revenues, attributable to a decline in order volume processed through the network.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, Shari’s Berries, and Vital Choice. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s brand names, as well as wholesale operations.

Net revenues within this segment decreased 9.3% during the three months ended October 1, 2023 compared to the same period of the prior year, as a result of lower e-commerce and wholesale revenues, primarily due to macro-economic weakness, which has significantly reduced “Everyday” occasion volumes, combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margin and operating spend efficiency in the face of softening demand.

During the three months ended October 1, 2023, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 16.3% compared to the same period of the prior year, however this was partially offset by an increase in average order value of 5.9%, as a result of strategic price increases and product mix into higher price point items.

Gross profit

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
	(dollars in thousands)

Gross profit	$101,928	$101,458	0.5%
Gross profit %	37.9%	33.4%

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

Gross profit increased 0.5% during the three months ended October 1, 2023 compared to the same period of the prior year, primarily due to a favorable gross profit percentage, principally offset by lower revenues noted above.

Gross profit percentage increased 450 basis points during the three months ended October 1, 2023, compared to the same period of the prior year, driven by lower ocean freight costs, strategic pricing initiatives, a decline in certain commodity costs, and better inventory management.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 9.0% during the three months ended October 1, 2023 due to the impact of the lower revenues noted above, partially offset by favorable gross profit percentage attributable to strategic pricing initiatives and lower ocean freight costs.

BloomNet segment - Gross profit increased by 0.1% during the three months ended October 1, 2023, compared to the same period of the prior year, due to an improved gross profit percentage, partially offset by the decrease in revenues noted above. Gross profit percentage increased in comparison to the prior year primarily due to strategic pricing initiatives, lower ocean freight costs and product mix.

Gourmet Foods & Gift Baskets segment – Gross profit increased by 23.1% during the three months ended October 1, 2023, compared to the same period of the prior year, primarily due to an improved gross profit percentage, partially offset by the revenue decrease noted above. The increased gross profit percentage was attributable to lower ocean freight costs, a decline in certain commodity prices, strategic pricing initiatives, and better inventory management.

Marketing and sales expense

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
	(dollars in thousands)

Marketing and sales	$82,518	$89,139	-7.4%
Percentage of net revenues	30.7%	29.4%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 7.4% during the three months ended October 1, 2023 compared to the same period of the prior year, due to variable components associated with lower revenues, combined with planned reductions in advertising spend focused on driving profitable volume during a period when discretionary purchases are under pressure.

Technology and development expense

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
	(dollars in thousands)

Technology and development	$15,304	$14,740	3.8%
Percentage of net revenues	5.7%	4.9%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense increased by 3.8% during the three months ended October 1, 2023 compared to the same period of the prior year, primarily due to higher maintenance and support costs for the Company’s technology platform enhancements.

General and administrative expense

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
	(dollars in thousands)

General and administrative	$28,489	$26,245	8.6%
Percentage of net revenues	10.6%	8.6%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 8.6%, during the three months ended October 1, 2023, compared to the same period of the prior year, due to increases in labor and insurance related costs, partially offset by lower professional fees.

Depreciation and amortization expense

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
	(dollars in thousands)

Depreciation and amortization	$13,194	$12,694	3.9%
Percentage of net revenues	4.9%	4.2%

Depreciation and amortization expense increased 3.9% during the three months ended October 1, 2023 compared to the same period of the prior year, due to distribution facility automation projects and IT related ecommerce/platform enhancements.

Interest expense, net

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
	(dollars in thousands)

Interest expense, net	$3,482	$2,821	23.4%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 7 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 23.4% during the three months ended October 1, 2023 compared to the same period of the prior year, primarily due to higher interest rates, partially offset by a lower level of total borrowings.

Other expense (income), net

	Three Months Ended
	October 1, 2023	October 2, 2022	% Change
	(dollars in thousands)

Other expense, net	$474	$922	-48.6%

Other expense consists primarily of investment losses on the Company’s NQDC Plan Investments.

Income Taxes

The Company recorded income tax benefit of $10.3 million during the three months ended October 1, 2023 compared to an income tax benefit of $11.4 million during the three months ended October 2, 2022. The Company’s effective tax rate for the three months ended October 1, 2023 was 24.8% compared to 25.3% in the same period of the prior year. The Company’s effective tax rate for the three months ended October 1, 2023 and October 2, 2022, differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation, partially offset by tax credits and other items.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 7 - Debt in Item 1 for details). At October 1, 2023, the Company had working capital of $127.5 million, including cash and cash equivalents of $8.4 million, compared to working capital of $152.9 million, including cash and cash equivalents of $126.8 million, at July 2, 2023.

Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, is expected to generate over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother’s Day, Valentine’s Day, Easter, and Administrative Professionals Week, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.

As of October 1, 2023, the Company had $35.0 million outstanding under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements. Working capital borrowings typically peak in November after which time cash generated from operations during the Christmas holiday shopping season is expected to enable the Company to repay such borrowings.

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

Cash Flows

Net cash used in operating activities of $143.9 million, for the three months ended October 1, 2023, was primarily attributable to the Company’s net loss during the period, adjusted by non-cash charges for depreciation and amortization and stock-based compensation, combined with seasonal changes in net working capital, including increases in inventory, trade receivables, and prepaid and other current assets.

Net cash used in investing activities of $7.0 million, for the three months ended October 1, 2023, was attributable to capital expenditures primarily related to the Company's technology and automation initiatives.

Net cash provided by financing activities of $32.4 million, for the three months ended October 1, 2023, related primarily to net proceeds from bank borrowings under the Company’s working capital line of credit.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At October 1, 2023, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's credit agreement (see Note 7 - Debt in Item 1 for details and payments due by period).
●	Operating lease obligations – payments due under the Company’s operating leases (see Note 12 - Leases in Item 1 for details and payments due by period for the long-term operating leases).
●

Purchase commitments - consisting primarily of inventory and IT related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
Purchase commitments	$98,772	$9,974	$2,549	$175	$-	$-	$111,470

Critical Accounting Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2023, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since July 2, 2023.

Recently Issued Accounting Pronouncements

See Note 1 - Accounting Policies in Item 1 for details regarding the impact of accounting standards that were recently issued on our consolidated financial statements.

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “expects,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “forecast,” “likely,” “will,” “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:

o	to achieve revenue and profitability;
o	to leverage its operating platform and reduce operating expenses;
o	to manage the seasonality of its business;
o	to cost effectively acquire and retain customers;
o	to successfully integrate acquired businesses and assets;
o	to reduce working capital requirements and capital expenditures;
o	to mitigate the impact of supply chain cost and capacity constraints;
o	to compete against existing and new competitors;
o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
o	to address the effects of changes in accounting policies, practices, or assumptions, including changes that could potentially require future impairment charges;

●	the outcome of contingencies, including legal proceedings in the normal course of business; and
●	general consumer sentiment and economic conditions that may affect, among other things, the levels of discretionary customer purchases of the Company’s products and the costs of shipping and labor.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended July 2, 2023 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to any additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 million during the three months ended October 1, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of October 1, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended October 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the year ended July 2, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of October 1, 2023, $31.9 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of fiscal 2024, which includes the period July 3, 2023 through October 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/03/23 – 07/30/23	-	$-	-	$31,965
07/31/23 – 08/27/23	-	$-	-	$31,965
08/28/23 – 10/01/23	10,483	$7.08	10,483	$31,890
Total	10,483	$7.08	10,483

(1)	Average price per share excludes commissions and other transaction fees.

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 13, 2023	/s/ James F. McCann James F. McCann Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)