Form 10-Q
period 2023-12-31
1 800 FLOWERS COM INC
filed 2024-02-08
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 2, 2024:

Class A common stock: 37,428,934
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended December 31, 2023

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	December 31, 2023	July 2, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$312,017	$126,807
Trade receivables, net	46,578	20,419
Inventories	161,324	191,334
Prepaid and other	24,557	34,583
Total current assets	544,476	373,143

Property, plant and equipment, net	227,643	234,569
Operating lease right-of-use assets	117,825	124,715
Goodwill	153,577	153,376
Other intangibles, net	117,897	139,888
Other assets	30,292	25,739
Total assets	$1,191,710	$1,051,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$92,418	$52,588
Accrued expenses	224,084	141,914
Current maturities of long-term debt	10,000	10,000
Current portion of long-term operating lease liabilities	15,433	15,759
Total current liabilities	341,935	220,261

Long-term debt, net	181,749	186,391
Long-term operating lease liabilities	110,740	117,330
Deferred tax liabilities, net	25,026	31,134
Other liabilities	28,900	24,471
Total liabilities	688,350	579,587

Commitments and contingencies (See Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 58,743,969 and 58,273,747 shares issued at December 31, 2023 and July 2, 2023, respectively	588	583
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at December 31, 2023 and July 2, 2023	323	323
Additional paid-in capital	392,849	388,215
Retained earnings	302,748	271,083
Accumulated other comprehensive loss	(170)	(170)
Treasury stock, at cost, 21,089,336 and 20,565,875 Class A shares at December 31, 2023 and July 2, 2023, respectively and 5,280,000 Class B shares at December 31, 2023 and July 2, 2023	(192,978)	(188,191)
Total stockholders’ equity	503,360	471,843
Total liabilities and stockholders’ equity	$1,191,710	$1,051,430

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023

Net revenues	$822,054	$897,877	$1,091,104	$1,201,481
Cost of revenues	466,357	530,111	633,479	732,257
Gross profit	355,697	367,766	457,625	469,224
Operating expenses:
Marketing and sales	188,557	194,466	271,075	283,605
Technology and development	14,822	14,952	30,126	29,692
General and administrative	27,154	28,908	55,643	55,153
Depreciation and amortization	14,152	14,315	27,346	27,009
Intangible impairment	19,762	-	19,762	-
Total operating expenses	264,447	252,641	403,952	395,459
Operating income	91,250	115,125	53,673	73,765
Interest expense, net	4,611	4,143	8,093	6,964
Other (income) expense, net	(2,736)	148	(2,262)	1,070
Income before income taxes	89,375	110,834	47,842	65,731
Income tax expense	26,468	28,304	16,177	16,893
Net income and comprehensive net income	62,907	82,530	31,665	48,838

Basic net income per common share	$0.97	$1.28	$0.49	$0.76

Diluted net income per common share	$0.97	$1.27	$0.49	$0.75

Weighted average shares used in the calculation of net income per common share:
Basic	64,835	64,675	64,814	64,606
Diluted	65,177	64,835	65,155	64,820

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended December 31, 2023 and January 1, 2023
	Common Stock				Additional		Accumulated Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at October 1, 2023	58,309,547	$583	32,348,221	$323	$390,579	$239,841	$(170)	25,856,358	$(188,265)	$442,891
Net income	-	-	-	-	-	62,907	-	-	-	62,907
Stock-based compensation	429,312	5	-	-	2,226	-	-	-	-	2,231
Exercise of stock options	5,110	-	-	-	44	-	-	-	-	44
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	512,978	(4,713)	(4,713)
Balance at December 31, 2023	58,743,969	$588	32,348,221	$323	$392,849	$302,748	$(170)	26,369,336	$(192,978)	$503,360

Balance at October 2, 2022	57,706,389	$577	32,529,614	$325	$381,440	$282,093	$(211)	25,698,396	$(186,952)	$477,272
Net income	-	-	-	-	-	82,530	-	-	-	82,530
Stock-based compensation	368,249	4	-	-	1,895	-	-	-	-	1,899
Conversion – Class B into Class A	181,393	2	(181,393)	(2)	-	-	-		-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	140,248	(1,175)	(1,175)
Balance at January 1, 2023	58,256,031	$583	32,348,221	$323	$383,335	$364,623	$(211)	25,838,644	$(188,127)	$560,526

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Six Months Ended December 31, 2023 and January 1, 2023
	Common Stock				Additional		Accumulated Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843
Net income	-	-	-	-	-	31,665	-	-	-	31,665
Stock-based compensation	465,112	5	-	-	4,590	-	-	-	-	4,595
Exercise of stock options	5,110	-	-	-	44	-	-	-	-	44
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	523,461	(4,787)	(4,787)
Balance at December 31, 2023	58,743,969	$588	32,348,221	$323	$392,849	$302,748	$(170)	26,369,336	$(192,978)	$503,360

Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409
Net income	-	-	-	-	-	48,838	-	-	-	48,838
Stock-based compensation	368,249	4	-	-	3,450	-	-	-	-	3,454
Conversion – Class B into Class A	181,393	2	(181,393)	(2)	-	-	-		-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	140,248	(1,175)	(1,175)
Balance at January 1, 2023	58,256,031	$583	32,348,221	$323	$383,335	$364,623	$(211)	25,838,644	$(188,127)	$560,526

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	December 31, 2023	January 1, 2023

Operating activities:
Net income	$31,665	$48,838
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible impairment	19,762	-
Depreciation and amortization	27,346	27,009
Amortization of deferred financing costs	361	671
Deferred income taxes	(6,108)	(846)
Bad debt expense	225	2,407
Stock-based compensation	4,595	3,454
Other non-cash items	(385)	(470)
Changes in operating items:
Trade receivables	(26,384)	(31,622)
Inventories	29,808	46,506
Prepaid and other	6,640	7,550
Accounts payable and accrued expenses	125,404	89,050
Other assets and liabilities	(169)	1,113
Net cash provided by operating activities	212,760	193,660

Investing activities:
Capital expenditures	(17,807)	(23,849)
Net cash used in investing activities	(17,807)	(23,849)

Financing activities:
Acquisition of treasury stock	(4,787)	(1,175)
Proceeds from exercise of employee stock options	44	-
Proceeds from bank borrowings	82,000	195,900
Repayment of bank borrowings	(87,000)	(205,900)
Debt issuance cost	-	(383)
Net cash used in financing activities	(9,743)	(11,558)

Net change in cash and cash equivalents	185,210	158,253
Cash and cash equivalents:
Beginning of period	126,807	31,465
End of period	$312,017	$189,718

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 2, 2023, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

●

BloomNet Services - membership fees as well as other service offerings to florists. Membership and other subscription-based fees are recognized monthly as earned. Services revenues related to orders sent through the floral network are variable, based on either the number of orders or the value of orders, and are recognized in the period in which the orders are delivered. The contracts within BloomNet Services are typically month-to-month and, as a result, no consideration allocation is necessary across multiple reporting periods. Payment is typically due less than 30 days from the date the services were performed.

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

Our total deferred revenue as of July 2, 2023 was $30.8 million (included in “Accrued expenses” on our consolidated balance sheets), of which $10.7 million and $26.8 million was recognized as revenue during the three and six months ended December 31, 2023. The deferred revenue balance as of December 31, 2023 was $39.9 million.

Impairment Evaluation

The Company performs its annual assessment of goodwill and indefinite-lived intangible impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment  may exist. During the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename (indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename.

The Company concluded that goodwill and other indefinite-lived intangible assets, excluding its PersonalizationMall tradename, did not require an impairment assessment. See Note 5 – Goodwill and Intangible Assets, Net for further information.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses, includes enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires the disclosure of additional information with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

Note 2 – Net Income (Loss) Per Common Share

Basic net income per common share is computed by dividing the net income during the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
	(in thousands, except per share data)
Numerator:
Net income	$62,907	$82,530	$31,665	$48,838

Denominator:
Weighted average shares outstanding	64,835	64,675	64,814	64,606
Effect of dilutive stock options and unvested restricted stock awards	342	160	341	214

Diluted weighted-average shares outstanding	65,177	64,835	65,155	64,820

Net income per common share
Basic	$0.97	$1.28	$0.49	$0.76
Diluted	$0.97	$1.27	$0.49	$0.75

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

The total consideration of $5.0 million was allocated to the identifiable assets acquired and liabilities assumed based on our estimates of their fair values on the acquisition date, including: goodwill of $1.9 million (deductible for income tax purposes), trademarks of $0.8 million (indefinite life), customer lists of $0.8 million (3-year life), inventory of $1.1 million, and equipment of $0.4 million. During the quarter ended December 31, 2023, the Company finalized its purchase price allocation, resulting in immaterial adjustments to the preliminary carrying value of the respective recorded assets and the residual amount that was allocated to goodwill.

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

Note 4 – Inventory, Net

The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	December 31, 2023	July 2, 2023
	(in thousands)
Finished goods	$92,160	$92,582
Work-in-process	20,158	33,818
Raw materials	49,006	64,934
Total inventory	$161,324	$191,334

Note 5 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
	(in thousands)
Balance at July 2, 2023	$153,376	$-	$-	$153,376
Measurement period adjustment for Things Remembered Acquisition	201	-	-	201
Balance at December 31, 2023	$153,577	$-	$-	$153,577

The Company’s other intangible assets consist of the following:

				December 31, 2023			July 2, 2023
	Amortization Period			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Intangible assets with determinable lives
Investment in licenses	14	-	16	$7,420	$6,622	$798	$7,420	$6,569	$851
Customer lists	3	-	10	29,071	23,757	5,314	29,071	21,611	7,460
Other	5	-	14	2,946	2,634	312	2,946	2,604	342
Total intangible assets with determinable lives				39,437	33,013	6,424	39,437	30,784	8,653
Trademarks with indefinite lives				111,473	-	111,473	131,235	-	131,235
Total identifiable intangible assets				$150,910	$33,013	$117,897	$170,672	$30,784	$139,888

Future estimated amortization expense is as follows: remainder of fiscal 2024 - $2.2 million, fiscal 2025 - $1.9 million, fiscal 2026 - $1.3 million, fiscal 2027 - $0.5 million, fiscal 2028 - $0.2 million and thereafter - $0.3 million.

The Company performs its annual assessment of goodwill and indefinite-lived intangible impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment  may exist.

During the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename (indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required. The Company’s impairment test for the indefinite-lived intangible asset encompassed calculating a fair value of the indefinite-lived intangible asset and comparing that result to its carrying value. To determine fair value of the indefinite-lived intangible asset, the Company used an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Based on the impairment assessment performed for the quarter ending December 31, 2023, the Company recorded a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename to its estimated fair value. This impairment charge was recorded in the Company’s Consumer Floral & Gifts reporting unit.

The Company concluded that goodwill and other indefinite-lived intangible assets, excluding its PersonalizationMall tradename, did not require an impairment assessment.

Note 6 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s equity investments without a readily determinable fair value was $2.6 million as of December 31, 2023 and July 2, 2023, respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 9 - Fair Value Measurements).

Note 7 –Debt, Net

The Company’s current and long-term debt consists of the following:

	December 31, 2023	July 2, 2023
	(in thousands)
Revolver	$-	$-
Term Loans	195,000	200,000
Deferred financing costs	(3,251)	(3,609)
Total debt	191,749	196,391
Less: current maturities of long-term debt	10,000	10,000
Long-term debt, net	$181,749	$186,391

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

For each borrowing under the Third Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods.

The Third Amended Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of December 31, 2023. The Third Amended Credit Agreement is secured by substantially all of the assets of the Company.

The principal of the Term Loan is payable at a rate of $2.5 million for the first 8 quarterly installments beginning on September 29, 2023, increasing to a quarterly payment of $5.0 million, commencing on September 26, 2025, for the remaining 11 payments, with the remaining balance of $125.0 million due upon maturity on June 27, 2028.

Future principal term loan payments under the Third Amended Credit Agreement are as follows: $5.0 million – remainder of Fiscal 2024, $10.0 million – Fiscal 2025, $20.0 million – Fiscal 2026, $20.0 million – Fiscal 2027, and $140.0 million – Fiscal 2028.

Note 8 - Property, Plant and Equipment, Net

The Company’s property, plant and equipment consists of the following:

	December 31, 2023	July 2, 2023
	(in thousands)
Land	$33,866	$33,866
Orchards in production and land improvements	20,604	20,401
Building and building improvements	68,510	67,647
Leasehold improvements	30,882	29,524
Production equipment	130,043	125,297
Furniture and fixtures	9,235	9,102
Computer and telecommunication equipment	43,041	41,859
Software	193,925	181,085
Capital projects in progress	14,644	18,205
Property, plant and equipment, gross	544,750	526,986
Accumulated depreciation and amortization	(317,107)	(292,417)
Property, plant and equipment, net	$227,643	$234,569

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of December 31, 2023:
Trading securities held in a “rabbi trust” (1)	$27,183	$27,183	$-	$-
Total assets (liabilities) at fair value	$27,183	$27,183	$-	$-

As of July 2, 2023:
Trading securities held in a “rabbi trust” (1)	$22,617	$22,617	$-	$-
Total assets (liabilities) at fair value	$22,617	$22,617	$-	$-

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

Note 10 – Income Taxes

The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and six months ended December 31, 2023 was 29.6% and 33.8% respectively, compared to 25.5% and 25.7% in the same periods of the prior year. The Company’s effective tax rate for fiscal 2024 and fiscal 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation, partially offset by tax credits and other items. Fiscal 2024 was further impacted by the impairment charge, which reduced the amount of income reflected in the Company’s estimated annual effective tax rate.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2023, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $1.6 million. The Company believes that $0.1 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
	(in thousands)
Net Revenues:
Segment Net Revenues:
Consumer Floral & Gifts	$254,835	$277,049	$397,029	$439,229
BloomNet	27,236	32,852	56,106	66,219
Gourmet Foods & Gift Baskets	539,963	588,431	638,072	696,659
Corporate	279	72	549	116
Intercompany eliminations	(259)	(527)	(652)	(742)
Total net revenues	$822,054	$897,877	$1,091,104	$1,201,481

Operating Income:
Segment Contribution Margin:
Consumer Floral & Gifts	$10,593	$27,886	$19,419	$38,696
BloomNet	9,088	9,348	18,475	18,865
Gourmet Foods & Gift Baskets	118,153	123,503	107,125	104,793
Segment Contribution Margin Subtotal	137,834	160,737	145,019	162,354
Corporate (a)	(32,432)	(31,297)	(64,000)	(61,580)
Depreciation and amortization	(14,152)	(14,315)	(27,346)	(27,009)
Operating income	$91,250	$115,125	$53,673	$73,765

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net revenues
E-commerce	$252,845	$275,081	$-	$-	$485,561	$515,329	$-	$-	$738,406	$790,410
Other	1,990	1,968	27,236	32,852	54,402	73,102	20	(455)	83,648	107,467
Total net revenues	$254,835	$277,049	$27,236	$32,852	$539,963	$588,431	$20	$(455)	$822,054	$897,877

Other revenues detail
Retail and other	1,990	1,968	-	-	4,296	4,313	-	-	6,286	6,281
Wholesale	-	-	8,706	12,054	50,106	68,789	-	-	58,812	80,843
BloomNet services	-	-	18,530	20,798	-	-	-	-	18,530	20,798
Corporate	-	-	-	-	-	-	279	72	279	72
Eliminations	-	-	-	-	-	-	(259)	(527)	(259)	(527)
Total other revenues	$1,990	$1,968	$27,236	$32,852	$54,402	$73,102	$20	$(455)	$83,648	$107,467

	Six Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net revenues
E-commerce	$393,180	$435,463	$-	$-	$555,137	$593,869	$-	$-	$948,317	$1,029,332
Other	3,849	3,766	56,106	66,219	82,935	102,790	(103)	(626)	142,787	172,149
Total net revenues	$397,029	$439,229	$56,106	$66,219	$638,072	$696,659	$(103)	$(626)	$1,091,104	$1,201,481

Other revenues detail
Retail and other	3,849	3,766	-	-	6,230	6,221	-	-	10,079	9,987
Wholesale	-	-	20,503	25,675	76,705	96,569	-	-	97,208	122,244
BloomNet services	-	-	35,603	40,544	-	-	-	-	35,603	40,544
Corporate	-	-	-	-	-	-	549	116	549	116
Eliminations	-	-	-	-	-	-	(652)	(742)	(652)	(742)
Total other revenues	$3,849	$3,766	$56,106	$66,219	$82,935	$102,790	$(103)	$(626)	$142,787	$172,149

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

Additional information related to our leases is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
	(in thousands)
Lease costs:
Operating lease costs	$5,651	$5,606	$11,273	$10,953
Variable lease costs	7,568	6,603	14,082	12,454
Short-term lease cost	2,535	2,889	3,418	4,454
Sublease income	(246)	(241)	(497)	(484)
Total lease costs	$15,508	$14,857	$28,276	$27,377

Cash paid for amounts included in measurement of operating lease liabilities			$11,300	$9,851
Right-of-use assets obtained in exchange for new operating lease liabilities			$1,784	$10,521

December 31, 2023
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	8.4
Weighted-discount rate - operating leases	4.1%

Maturities of lease liabilities in accordance with ASC 842 as of December 31, 2023 and reconciliation to balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2024	$9,507
2025	20,644
2026	18,714
2027	17,095
2028	16,179
Thereafter	68,402
Total Future Minimum Lease Payments	150,541
Less: Imputed Remaining Interest	24,368
Total Operating Lease Liabilities	126,173
Less: Current portion of long-term operating lease liabilities	15,433
Long-term operating lease liabilities	$110,740

Note 13 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2023	July 2, 2023
	(in thousands)
Payroll and employee benefits	$30,889	$33,927
Deferred revenue	39,928	30,811
Accrued marketing expenses	13,646	13,679
Accrued florist payout	17,981	13,437
Accrued purchases	44,546	18,351
Accrued income taxes	20,756	922
Other	56,338	30,787
Accrued Expenses	$224,084	$141,914

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

Macro-economic Conditions

Overall, broader macro-economic conditions continue to impact our consumers as they continue to moderate their discretionary income. Consumers remain pressured by persistent inflation, higher interest rates, and the resumption of student loan repayments. Throughout the first half of fiscal 2024, we have seen that customer spending on “Everyday” gifting occasions has slowed, whereas spending for the major holidays has held up better. However, customers did remain more conservative regarding their holiday spending than originally anticipated.  In line with this, total consolidated revenues decreased 8.4% to $822.1 million and 9.2% to $1.09 billion during the three and six months ended December 31, 2023, respectively, compared with the same periods of the prior year. As we look ahead to the second half of fiscal 2024, we continue to expect our sales trends to improve albeit at a slower pace than initially anticipated.

The challenging macro-economic conditions that have affected our customers have also impacted our operating costs. During the second quarter of fiscal 2022, in-bound and out-bound shipping, commodity, labor and fuel costs began to surge, and escalated throughout the balance of the year and into fiscal 2023. During our second quarter and third quarter of fiscal 2023, while certain commodity prices remained near historical highs, we began to see a more stable labor market, and significant year-over-year reductions in ocean freight costs. As a result of these trends, combined with our strategic pricing initiatives, automation efforts, and other internal management initiatives, we started to see year-over-year improvement in gross margin commencing in the second quarter of fiscal 2023. These trends and initiatives continued into fiscal 2024 and we saw a significant improvement in year-over-year gross margin in the second quarter and first half of fiscal 2024. This improvement and a reduction of expenses helped to offset the aforementioned year-over-year decline in sales.

Intangible Impairment

During the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename, as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename. See Note 5 – Goodwill and Intangible Assets, Net for further information.

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

Company Guidance

The Company is updating its Fiscal 2024 guidance to reduce its revenue outlook for the full year, while maintaining its Adjusted EBITDA and Free Cash Flow expectations, as the improvement in gross profit margin and the company’s expense optimization efforts are expected to mitigate the softer than anticipated revenue improvement.

As a result, the Company now expects Fiscal 2024:

●	total revenues on a percentage basis to decline in a range of 7% to 9%, as compared with the prior year;

●	Adjusted EBITDA to be in a range of $95 million to $100 million; and

●	Free Cash Flow to be in a range of $60 million to $65 million.

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

	Three Months Ended
	December 31, 2023	Intangible Impairment	As Adjusted (non-GAAP) December 31, 2023	January 1, 2023	Things Remembered Transaction Costs	As Adjusted (non-GAAP) January 1, 2023	% Change
Net revenues:
Consumer Floral & Gifts	$254,835	$-	$254,835	$277,049	$-	$277,049	-8.0%
BloomNet	27,236		27,236	32,852		32,852	-17.1%
Gourmet Foods & Gift Baskets	539,963		539,963	588,431		588,431	-8.2%
Corporate	279		279	72		72	287.5%
Intercompany eliminations	(259)		(259)	(527)		(527)	50.9%
Total net revenues	$822,054	$-	$822,054	$897,877	$-	$897,877	-8.4%

Gross profit:
Consumer Floral & Gifts	$109,176		$109,176	$112,274		$112,274	-2.8%
	42.8%		42.8%	40.5%		40.5%

BloomNet	12,974		12,974	13,879		13,879	-6.5%
	47.6%		47.6%	42.2%		42.2%

Gourmet Foods & Gift Baskets	233,200		233,200	241,418		241,418	-3.4%
	43.2%		43.2%	41.0%		41.0%

Corporate	347		347	195		195	77.9%
	124.4%		124.4%	270.8%		270.8%

Total gross profit	$355,697	$-	$355,697	$367,766	$-	$367,766	-3.3%
	43.3%	-	43.3%	41.0%	-	41.0%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$10,593	$19,762	$30,355	$27,886	$-	$27,886	8.9%
BloomNet	9,088		9,088	9,348		9,348	-2.8%
Gourmet Foods & Gift Baskets	118,153		118,153	123,503		123,503	-4.3%
Segment Contribution Margin Subtotal	137,834	19,762	157,596	160,737	-	160,737	-2.0%
Corporate (b)	(32,432)		(32,432)	(31,297)	243	(31,054)	-4.4%
EBITDA (non-GAAP)	105,402	19,762	125,164	129,440	243	129,683	-3.5%
Add: Stock-based compensation	2,231		2,231	1,899		1,899	17.5%
Add: Compensation charge related to NQDC Plan Investment Appreciation (Depreciation)	2,682		2,682	(196)		(196)	1468.4%
Adjusted EBITDA (non-GAAP)	$110,315	$19,762	$130,077	$131,143	$243	$131,386	-1.0%

	Six Months Ended
	December 31, 2023	Intangible Impairment	As Adjusted (non-GAAP) December 31, 2023	January 1, 2023	Things Remembered Transaction Costs	As Adjusted (non-GAAP) January 1, 2023	% Change
Net revenues:
Consumer Floral & Gifts	$397,029	$-	$397,029	$439,229	$-	$439,229	-9.6%
BloomNet	56,106		56,106	66,219		66,219	-15.3%
Gourmet Foods & Gift Baskets	638,072		638,072	696,659		696,659	-8.4%
Corporate	549		549	116		116	373.3%
Intercompany eliminations	(652)		(652)	(742)		(742)	12.1%
Total net revenues	$1,091,104	$-	$1,091,104	$1,201,481	$-	$1,201,481	-9.2%

Gross profit:
Consumer Floral & Gifts	$165,498	$-	$165,498	$174,193	$-	$174,193	-5.0%
	41.7%		41.7%	39.7%		39.7%

BloomNet	27,472		27,472	28,366		28,366	-3.2%
	49.0%		49.0%	42.8%		42.8%

Gourmet Foods & Gift Baskets	264,107		264,107	266,531		266,531	-0.9%
	41.4%		41.4%	38.3%		38.3%

Corporate	548		548	134		134	309.0%
	99.8%		99.8%	115.5%		115.5%

Total gross profit	$457,625	$-	$457,625	$469,224	$-	$469,224	-2.5%
	41.9%	-	41.9%	39.1%	-	39.1%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$19,419	$19,762	$39,181	$38,696	$-	$38,696	1.3%
BloomNet	18,475		18,475	18,865		18,865	-2.1%
Gourmet Foods & Gift Baskets	107,125		107,125	104,793	-	104,793	2.2%
Segment Contribution Margin Subtotal	145,019	19,762	164,781	162,354	-	162,354	1.5%
Corporate (b)	(64,000)		(64,000)	(61,580)	243	(61,337)	-4.3%
EBITDA (non-GAAP)	81,019	19,762	100,781	100,774	243	101,017	-0.2%
Add: Stock-based compensation	4,595		4,595	3,454		3,454	33.0%
Add: Compensation charge related to NQDC Plan Investment Appreciation (Depreciation)	2,178		2,178	(1,102)		(1,102)	297.6%
Adjusted EBITDA (non-GAAP)	$87,792	$19,762	$107,554	$103,126	$243	$103,369	4.0%

Reconciliation of net income to adjusted net income (non-GAAP):	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023

Net income	$62,907	$82,530	$31,665	$48,838
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: Transaction costs	-	243	-	243
Add: Intangibles impairment	19,762	-	19,762	-
Deduct: Income tax effect on adjustments	-	(63)	-	(63)
Adjusted net income (non-GAAP)	$82,669	$82,710	$51,427	$49,018

Basic and diluted net income per common share
Basic	$0.97	$1.28	$0.49	$0.76
Diluted	$0.97	$1.27	$0.49	$0.75

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.28	$1.28	$0.79	$0.76
Diluted	$1.27	$1.28	$0.79	$0.76

Weighted average shares used in the calculation of basic and diluted net income and adjusted net income per common share
Basic	64,835	64,675	64,814	64,606
Diluted	65,177	64,835	65,155	64,820

Reconciliation of net income to Adjusted EBITDA (non-GAAP):	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023

Net income	$62,907	$82,530	$31,665	$48,838
Add: Interest expense and other, net	1,875	4,291	5,831	8,034
Add: Depreciation and amortization	14,152	14,315	27,346	27,009
Add: Income tax expense	26,468	28,304	16,177	16,893
EBITDA	105,402	129,440	81,019	100,774
Add: Stock-based compensation	2,231	1,899	4,595	3,454
Add: Compensation charge related to NQDC plan investment Appreciation (Depreciation)	2,682	(196)	2,178	(1,102)
Add: Intangible impairment	19,762	-	19,762	-
Add: Transaction costs	-	243	-	243
Adjusted EBITDA	$130,077	$131,386	$107,554	$103,369

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

Results of Operations

Net revenues

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)
Net revenues:
E-Commerce	$738,406	$790,410	-6.6%	$948,317	$1,029,332	-7.9%
Other	83,648	107,467	-22.2%	142,787	172,149	-17.1%
Total net revenues	$822,054	$897,877	-8.4%	$1,091,104	$1,201,481	-9.2%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 8.4% and 9.2% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, due to lower order volume across all segments, reflecting a continuation of the trends that the Company had experienced throughout the prior fiscal year, as consumer discretionary income remains pressured and consumers continue to moderate their spending. Contributing to this decline was the prudent use of promotional offerings and advertising campaigns, which balance the long-term goals of the Company with strategies to improve gross margins and tightly control operating expenses during this challenging economic environment.

The Company acquired Things Remembered on January 10, 2023 and launched the brand on its e-commerce platform in April 2023. Things Remembered revenues were not significant during the three and six months ended December 31, 2023.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023	% Change
Net revenues
E-commerce	$252,845	$275,081	-8.1%	$-	$-	-%	$485,561	$515,329	-5.8%	$-	$-	$738,406	$790,410	-6.6%
Other	1,990	1,968	1.1%	27,236	32,852	-17.1%	54,402	73,102	-25.6%	20	(455)	83,648	107,467	-22.2%
Total net revenues	$254,835	$277,049	-8.0%	$27,236	$32,852	-17.1%	$539,963	$588,431	-8.2%	$20	$(455)	$822,054	$897,877	-8.4%

Other revenues detail
Retail and other	1,990	1,968	1.1%	-	-	-	4,296	4,313	-0.4%	-	-	6,286	6,281	0.1%
Wholesale	-	-	-	8,706	12,054	-27.8%	50,106	68,789	-27.2%	-	-	58,812	80,843	-27.3%
BloomNet services	-	-	-	18,530	20,798	-10.9%	-	-	-	-	-	18,530	20,798	-10.9%
Corporate	-	-	-	-	-	-	-	-	-	279	72	279	72	287.5%
Eliminations	-	-	-	-	-	-	-	-	-	(259)	(527)	(259)	(527)	50.9%
Total other revenues	$1,990	1,968	1.1%	$27,236	$32,852	-17.1%	$54,402	$73,102	-25.6%	$20	$(455)	$83,648	$107,467	-22.2%

	Six Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023	% Change
Net revenues
E-commerce	$393,180	$435,463	-9.7%	$-	$-	-%	$555,137	$593,869	-6.5%	$-	$-	$948,317	$1,029,332	-7.9%
Other	3,849	3,766	2.2%	56,106	66,219	-15.3%	82,935	102,790	-19.3%	(103)	(626)	142,787	172,149	-17.1%
Total net revenues	$397,029	$439,229	-9.6%	$56,106	$66,219	-15.3%	$638,072	$696,659	-8.4%	$(103)	$(626)	$1,091,104	$1,201,481	-9.2%

Other revenues detail
Retail and other	3,849	3,766	2.2%	-	-	-	6,230	6,221	0.1%	-	-	10,079	9,987	0.9%
Wholesale	-	-	-	20,503	25,675	-20.1%	76,705	96,569	-20.6%	-	-	97,208	122,244	-20.5%
BloomNet services	-	-	-	35,603	40,544	-12.2%	-	-	-	-	-	35,603	40,544	-12.2%
Corporate	-	-	-	-	-	-	-	-	-	549	116	549	116	373.3%
Eliminations	-	-	-	-	-	-	-	-	-	(652)	(742)	(652)	(742)	12.1%
Total other revenues	$3,849	3,766	2.2%	$56,106	$66,219	-15.3%	$82,935	$102,790	-19.3%	$(103)	$(626)	$142,787	$172,149	-17.1%

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 6.6% and 7.9% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, primarily due to the decline in demand across all our segments, as a result of the macro-economic conditions noted above, which have negatively impacted consumer discretionary spending, combined with planned reductions in advertising spend.

During the three and six months ended December 31, 2023, the Company fulfilled approximately 7.9 million and 10.5 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 9.0% and 10.8%, respectively, compared to the same periods of the prior year. During the three and six months ended December 31, 2023, average order value increased 2.7% and 3.4%, to $93.14 and $90.06, respectively, as a result of product mix into higher price point items, including bundles, and customer mix with more affluent consumers buying at a higher rate than less affluent.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three and six months ended December 31, 2023, decreased 22.2% and 17.1%, respectively, compared to the same periods of the prior year, due to lower wholesale volumes within the Gourmet Foods & Gift Baskets segment, as well as lower BloomNet revenues due to lower shop-to-shop volumes, as well as wholesale volumes.

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

Net revenues within this segment decreased 8.0% and 9.6% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, due to the continued economic pressure, which was combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margin and operating spend efficiency, in the face of softening demand.

During the three and six months ended December 31, 2023, Consumer Floral & Gifts orders through its e-commerce sales channel (online and telephonic sales) decreased 10.4% and 12.3%, respectively, compared to the same periods of the prior year, however this was partially offset by an increase in average order value of 2.6% and 3.0%, respectively, as a result of product mix into higher price point items, including bundles, and customer mix with more affluent consumers buying at a higher rate than less affluent.

BloomNet - revenues in this segment are derived from membership fees, as well as product and service offerings.

Net revenues decreased 17.1% and 15.3% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year. The net revenue decline was due to soft wholesale product revenues, as well as lower services revenues, attributable to a decline in order volume processed through the network.

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

Net revenues within this segment decreased 8.2% and 8.4% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, as a result of lower e-commerce and wholesale revenues, primarily due to macro-economic weakness, combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margin and operating spend efficiency in the face of softening demand.

During the three and six months ended December 31, 2023, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 7.9% and 9.3%, respectively, compared to the same periods of the prior year, however this was partially offset by an increase in average order value of 2.3% and 3.1%, respectively, as a result of product mix into higher price point items, including bundles, and customer mix with more affluent consumers buying at a higher rate than less affluent.

Gross profit

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)

Gross profit	$355,697	$367,766	-3.3%	$457,625	$469,224	-2.5%
Gross profit %	43.3%	41.0%		41.9%	39.1%

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

Gross profit decreased 3.3% and 2.5% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, primarily due to lower revenues as noted above, partially offset by a favorable gross profit percentage.

Gross profit percentage increased 230 and 280 basis points during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, driven by lower freight costs, a decline in certain commodity costs, reduced labor costs, and better inventory management.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 2.8% and 5.0% during the three and six months ended December 31, 2023, respectively, due to the impact of the lower revenues noted above, partially offset by favorable gross profit percentage attributable to lower freight costs and reduced labor costs.

BloomNet segment - Gross profit decreased by 6.5% and 3.2% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, due to decrease in revenues noted above, partially offset by improved gross profit percentage. Gross profit percentage increased in comparison to the prior year primarily due to lower freight costs and product mix.

Gourmet Foods & Gift Baskets segment – Gross profit decreased by 3.4% and 0.9% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year due to the revenue decrease noted above, partially offset by improved gross profit percentage. The increased gross profit percentage was attributable to lower freight costs, a decline in certain commodity prices, reduced labor costs, and better inventory management.

Marketing and sales expense

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)

Marketing and sales	$188,557	$194,466	-3.0%	$271,075	$283,605	-4.4%
Percentage of net revenues	22.9%	21.7%		24.8%	23.6%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 3.0% and 4.4% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, due to variable components associated with lower revenues, combined with planned reductions in advertising spend focused on driving profitable volume during a period when discretionary purchases are under pressure.

Technology and development expense

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)

Technology and development	$14,822	$14,952	-0.9%	$30,126	$29,692	1.5%
Percentage of net revenues	1.8%	1.7%		2.8%	2.5%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense decreased by 0.9% during the three months ended December 31, 2023, compared to the same period of the prior year, primarily due to reduced labor and consulting costs. Technology and development expense increased 1.5% during the six months ended December 31, 2023 compared to the same period of the prior year, primarily due to higher maintenance and support costs for the Company’s technology platform enhancements, partially offset by reduced labor and consulting costs.

General and administrative expense

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)

General and administrative	$27,154	$28,908	-6.1%	$55,643	$55,153	0.9%
Percentage of net revenues	3.3%	3.2%		5.1%	4.6%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses decreased 6.1% during the three months ended December 31, 2023, compared to the same period of the prior year, primarily due to lower labor and insurance costs and bad debt expense, offset in part by changes in the value of the Company’s NQDC plan investments (offset in Other Income below). General and administrative expenses increased 0.9% during the six months ended December 31, 2023 compared to the same period of the prior year, due to increases in labor costs driven by changes in the value of the Company’s NQDC plan investments (offset in Other Income below), partially offset by favorable bad debt expense and lower insurance and professional fees.

Depreciation and amortization expense

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)

Depreciation and amortization	$14,152	$14,315	-1.1%	$27,346	$27,009	1.2%
Percentage of net revenues	1.7%	1.6%		2.5%	2.2%

Depreciation and amortization expense decreased 1.1% during the three months ended December 31, 2023, compared to the same period of the prior year, due to the timing of certain assets becoming fully depreciated, offset in part by distribution facility automation projects and IT related ecommerce/platform enhancements. Depreciation and amortization expense increased 1.2% during the six months ended December 31, 2023 compared to the same period of the prior year, due to distribution facility automation projects and IT related ecommerce/platform enhancements.

Intangible impairment

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)

Intangible impairment	$19,762	$-	-%	$19,762	$-	-%

During the three and six months ended December 31, 2023, the Company recorded a non-cash impairment charge of $19.8 million related to its PersonalizationMall trademark, due to a decline in the actual and projected revenue, combined with a higher discount rate resulting from the higher interest rate environment. See Note 5 – Goodwill and Intangible Assets, Net for further information.

Interest expense, net

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)

Interest expense, net	$4,611	$4,143	11.3%	$8,093	$6,964	16.2%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 7 - Debt, in Item 1. for details), net of income earned on the Company’s available cash balances.

Interest expense, net increased 11.3% and 16.2% during the three and six months ended December 31, 2023, respectively, compared to the same periods of the prior year, primarily due to higher interest rates, partially offset by favorable interest earned on available cash balances.

Other expense (income), net

	Three Months Ended			Six Months Ended
	December 31, 2023	January 1, 2023	% Change	December 31, 2023	January 1, 2023	% Change
	(dollars in thousands)

Other (income) expense, net	$(2,736)	$148	1,948.6%	$(2,262)	$1,070	311.4%

Other expense consists primarily of investment losses (gains) on the Company’s NQDC Plan Investments.

Income Taxes

The Company recorded income tax expense of $26.5 million and $16.2 million during the three and six months ended December 31, 2023, respectively, compared to an income tax expense of $28.3 million and $16.9 million, during the three and six months ended January 1, 2023, respectively. The Company’s effective tax rate for the three and six months ended December 31, 2023, was 29.6% and 33.8%, respectively, compared to 25.5% and 25.7% in the same periods of the prior year. The Company’s effective tax rate for fiscal 2023 and 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation, partially offset by tax credits and other items. Fiscal 2024, was further impacted by the impairment charge, which reduced the amount of income reflected in the Company’s estimated annual effective tax rate.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 7 - Debt in Item 1 for details). At December 31, 2023, the Company had working capital of $202.5 million, including cash and cash equivalents of $312.0 million, compared to working capital of $152.9 million, including cash and cash equivalents of $126.8 million, at July 2, 2023.

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

During the first two quarters of fiscal 2024, the Company borrowed under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $82.0 million in November 2023. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the Revolver in December 2023. Based on current projected cash flows, the Company believes that available cash balances will be sufficient to provide for the Company’s operating needs through the remainder of fiscal 2024, at which time the Company would again expect to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company had no amounts outstanding under its Revolver as of December 31, 2023.

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

Cash Flows

Net cash provided by operating activities of $212.8 million, for the six months ended December 31, 2023, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges related to the intangible impairment, depreciation and amortization, stock-based compensation and changes in deferred income taxes, combined with seasonal changes in net working capital, including increases in accounts payable and accrued expenses and trade receivables and a decrease in inventories.

Net cash used in investing activities of $17.8 million, for the six months ended December 31, 2023, was attributable to capital expenditures primarily related to the Company's technology and automation initiatives.

Net cash used in financing activities of $9.7 million, for the six months ended December 31, 2023, related primarily to net repayment of bank borrowings under the Company’s working capital line of credit and the repurchase of common stock.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At December 31, 2023, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
Purchase commitments	$73,067	$15,773	$3,749	$775	$-	$-	$93,364

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 and $0.6 million during the three and six months ended December 31, 2023, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of December 31, 2023, $27.2 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first six months of fiscal 2024, which includes the period July 3, 2023 through December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)

07/03/23 – 07/30/23	-	$-	-	$31,965
07/31/23 – 08/27/23	-	$-	-	$31,965
08/28/23 – 10/01/23	10,483	$7.08	10,483	$31,890
10/02/23 – 10/29/23	-	$-	-	$31,890
10/30/23 – 11/26/23	272,978	$8.56	272,978	$29,549
11/27/23 – 12/31/23	240,000	$9.85	240,000	$27,178
Total	523,461	$9.12	523,461

(1)	Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Consulting Agreement, dated as of December 20, 2023, between 1-800-FLOWERS.COM, Inc., and Hanft Ideas LLC and Adam Hanft. * ^
10.2	Appointment Letter from 1-800-FLOWERS.COM, Inc. to Christopher G. McCann, dated December 31, 2023 (incorporated by reference to Current Report on Form 8-K filed on January 2, 2024, Exhibit 99.1). ^
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

^ Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)
Date: February 8, 2024	/s/ James F. McCann James F. McCann Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2024	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)