Form 10-Q
period 2024-03-31
1 800 FLOWERS COM INC
filed 2024-05-08
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 3, 2024:

Class A common stock: 37,141,975
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended March 31, 2024

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – March 31, 2024 (Unaudited) and July 2, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Nine Months Ended March 31, 2024 and April 2, 2023	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three and Nine Months Ended March 31, 2024 and April 2, 2023	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended March 31, 2024 and April 2, 2023	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

Part II.	Other Information	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38

Signatures

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	March 31, 2024	July 2, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,956	$126,807
Trade receivables, net	26,779	20,419
Inventories	159,458	191,334
Prepaid and other	26,437	34,583
Total current assets	396,630	373,143

Property, plant and equipment, net	223,939	234,569
Operating lease right-of-use assets	114,784	124,715
Goodwill	153,577	153,376
Other intangibles, net	116,783	139,888
Other assets	34,269	25,739
Total assets	$1,039,982	$1,051,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,015	$52,588
Accrued expenses	138,004	141,914
Current maturities of long-term debt	10,000	10,000
Current portion of long-term operating lease liabilities	15,250	15,759
Total current liabilities	210,269	220,261

Long-term debt, net	179,432	186,391
Long-term operating lease liabilities	107,918	117,330
Deferred tax liabilities, net	22,599	31,134
Other liabilities	34,438	24,471
Total liabilities	554,656	579,587

Commitments and contingencies (See Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 58,781,134 and 58,273,747 shares issued at March 31, 2024 and July 2, 2023, respectively	588	583
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at March 31, 2024 and July 2, 2023	323	323
Additional paid-in capital	396,109	388,215
Retained earnings	285,845	271,083
Accumulated other comprehensive loss	(170)	(170)
Treasury stock, at cost, 21,514,159 and 20,565,875 Class A shares at March 31, 2024 and July 2, 2023, respectively and 5,280,000 Class B shares at March 31, 2024 and July 2, 2023	(197,369)	(188,191)
Total stockholders’ equity	485,326	471,843
Total liabilities and stockholders’ equity	$1,039,982	$1,051,430

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023

Net revenues	$379,405	$417,566	$1,470,509	$1,619,047
Cost of revenues	240,688	277,126	874,167	1,009,383
Gross profit	138,717	140,440	596,342	609,664
Operating expenses:
Marketing and sales	105,828	106,472	376,903	390,077
Technology and development	15,291	14,837	45,417	44,529
General and administrative	32,295	25,922	87,938	81,075
Depreciation and amortization	13,232	13,267	40,578	40,276
Goodwill and intangible impairment	-	64,586	19,762	64,586
Total operating expenses	166,646	225,084	570,598	620,543
Operating income (loss)	(27,929)	(84,644)	25,744	(10,879)
Interest expense, net	881	1,712	8,974	8,676
Other (income) expense, net	(3,574)	1,404	(5,836)	2,474
Income (loss) before income taxes	(25,236)	(87,760)	22,606	(22,029)
Income tax (benefit) expense	(8,333)	(16,767)	7,844	126
Net income (loss) and comprehensive net income (loss)	(16,903)	(70,993)	14,762	(22,155)

Basic net income (loss) per common share	$(0.26)	$(1.10)	$0.23	$(0.34)

Diluted net income (loss) per common share	$(0.26)	$(1.10)	$0.23	$(0.34)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,489	64,767	64,703	64,660
Diluted	64,489	64,767	65,057	64,660

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2024 and April 2, 2023
							Accumulated
	Common Stock				Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at December 31, 2023	58,743,969	$588	32,348,221	$323	$392,849	$302,748	$(170)	26,369,336	$(192,978)	$503,360
Net loss	-	-	-	-	-	(16,903)	-	-	-	(16,903)
Stock-based compensation	12,262	-	-	-	3,046	-	-	-	-	3,046
Exercise of stock options	24,903	-	-	-	214	-	-	-	-	214
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	424,823	(4,391)	(4,391)
Balance at March 31, 2024	58,781,134	$588	32,348,221	$323	$396,109	$285,845	$(170)	26,794,159	$(197,369)	$485,326

Balance at January 1, 2023	58,256,031	$583	32,348,221	$323	$383,335	$364,623	$(211)	25,838,644	$(188,127)	$560,526
Net loss	-	-	-	-	-	(70,993)	-	-	-	(70,993)
Stock-based compensation	4,166	-	-	-	2,487	-	-	-	-	2,487
Conversion – Class B into Class A	-	-	-	-	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,757	(22)	(22)
Balance at April 2, 2023	58,260,197	$583	32,348,221	$323	$385,822	$293,630	$(211)	25,840,401	$(188,149)	$491,998

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Nine Months Ended March 31, 2024 and April 2, 2023
							Accumulated
	Common Stock				Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843
Net income	-	-	-	-	-	14,762	-	-	-	14,762
Stock-based compensation	477,374	5	-	-	7,636	-	-	-	-	7,641
Exercise of stock options	30,013	-	-	-	258	-	-	-	-	258
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	948,284	(9,178)	(9,178)
Balance at March 31, 2024	58,781,134	$588	32,348,221	$323	$396,109	$285,845	$(170)	26,794,159	$(197,369)	$485,326

Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409
Net loss	-	-	-	-	-	(22,155)	-	-	-	(22,155)
Stock-based compensation	372,415	4	-	-	5,937	-	-	-	-	5,941
Conversion – Class B into Class A	181,393	2	(181,393)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	142,005	(1,197)	(1,197)
Balance at April 2, 2023	58,260,197	$583	32,348,221	$323	$385,822	$293,630	$(211)	25,840,401	$(188,149)	$491,998

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,	April 2,
	2024	2023

Operating activities:
Net income (loss)	$14,762	$(22,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and intangible impairment	19,762	64,586
Depreciation and amortization	40,578	40,276
Amortization of deferred financing costs	541	998
Deferred income taxes	(8,535)	(4,390)
Bad debt expense	418	2,997
Stock-based compensation	7,641	5,941
Other non-cash items	(122)	(245)
Changes in operating items:
Trade receivables	(6,778)	(15,977)
Inventories	31,674	57,031
Prepaid and other	4,761	2,706
Accounts payable and accrued expenses	(6,077)	(59,806)
Other assets and liabilities	1,426	1,102
Net cash provided by operating activities	100,051	73,064

Investing activities:
Acquisitions, net of cash acquired	-	(5,000)
Capital expenditures	(26,482)	(31,351)
Net cash used in investing activities	(26,482)	(36,351)

Financing activities:
Acquisition of treasury stock	(9,178)	(1,197)
Proceeds from exercise of employee stock options	258	-
Proceeds from bank borrowings	82,000	195,900
Repayment of bank borrowings	(89,500)	(210,900)
Debt issuance cost	-	(383)
Net cash used in financing activities	(16,420)	(16,580)

Net change in cash and cash equivalents	57,149	20,133
Cash and cash equivalents:
Beginning of period	126,807	31,465
End of period	$183,956	$51,598

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 2, 2023, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

Our total deferred revenue as of  July 2, 2023 was $30.8 million (included in “Accrued expenses” on our consolidated balance sheets), of which $2.8 million and $29.6 million was recognized as revenue during the three and nine months ended March 31, 2024, respectively. The deferred revenue balance as of  March 31, 2024 was $31.7 million.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses, includes enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

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

Note 2 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) during the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(16,903)	$(70,993)	$14,762	$(22,155)

Denominator:
Weighted average shares outstanding	64,489	64,767	64,703	64,660
Effect of dilutive stock options and unvested restricted stock awards	-	-	354	-

Diluted weighted-average shares outstanding	64,489	64,767	65,057	64,660

Net income (loss) per common share
Basic	$(0.26)	$(1.10)	$0.23	$(0.34)
Diluted	$(0.26)	$(1.10)	$0.23	$(0.34)

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

Note 4 – Inventory

The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 31, 2024	July 2, 2023
	(in thousands)
Finished goods	$86,503	$92,582
Work-in-process	22,299	33,818
Raw materials	50,656	64,934
Total inventory	$159,458	$191,334

Note 5 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

			Gourmet
	Consumer		Foods &
	Floral &		Gift
	Gifts	BloomNet	Baskets	Total
	(in thousands)
Balance at July 2, 2023	$153,376	$-	$-	$153,376
Measurement period adjustment for Things Remembered Acquisition	201	-	-	201
Balance at March 31, 2024	$153,577	$-	$-	$153,577

The Company’s other intangible assets consist of the following:

		March 31, 2024			July 2, 2023
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$6,648	$772	$7,420	$6,569	$851
Customer lists	3 - 10	29,071	24,830	4,241	29,071	21,611	7,460
Other	5 - 14	2,946	2,649	297	2,946	2,604	342
Total intangible assets with determinable lives		39,437	34,127	5,310	39,437	30,784	8,653
Trademarks with indefinite lives		111,473	-	111,473	131,235	-	131,235
Total identifiable intangible assets		$150,910	$34,127	$116,783	$170,672	$30,784	$139,888

Future estimated amortization expense is as follows: remainder of fiscal 2024 - $1.1 million, fiscal 2025 - $1.9 million, fiscal 2026 - $1.3 million, fiscal 2027 - $0.5 million, fiscal 2028 - $0.2 million and thereafter - $0.3 million.

The Company performs its annual assessment of goodwill and indefinite-lived intangible impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment  may exist.

During the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename (indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required. The Company’s impairment test for the indefinite-lived intangible asset encompassed calculating a fair value of the indefinite-lived intangible asset and comparing that result to its carrying value. To determine fair value of the indefinite-lived intangible asset, the Company used an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Based on the impairment assessment performed for the quarter ended  December 31, 2023, the Company recorded a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename to its estimated fair value. This impairment charge was recorded in the Company’s Consumer Floral & Gifts reporting unit. The Company concluded that goodwill and other indefinite-lived intangible assets, excluding its PersonalizationMall tradename, did not require an impairment assessment.

Note 6 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s equity investments without a readily determinable fair value was $2.6 million as of  March 31, 2024 and July 2, 2023, respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 9 - Fair Value Measurements).

Note 7 – Debt, Net

The Company’s current and long-term debt consists of the following:

	March 31, 2024	July 2, 2023
	(in thousands)
Revolver	$-	$-
Term Loans	192,500	200,000
Deferred financing costs	(3,068)	(3,609)
Total debt	189,432	196,391
Less: current maturities of long-term debt	10,000	10,000
Long-term debt, net	$179,432	$186,391

On June 27, 2023, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement amends and restates the Company’s Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (as amended by the First Amendment, dated as of August 20, 2020, the Second Amendment, dated as of November 8, 2021, and the Third Amendment, dated as of August 29, 2022). The Third Amended Credit Agreement, among other modifications: (i) increases the amount of the outstanding term loan (“Term Loan”) from approximately $150 million to $200 million, (ii) decreases the amount of the commitments in respect of the revolving credit facility from $250 million to $225 million, subject to a seasonal reduction to an aggregate amount of $125 million for the period from January 1 to August 1, (iii) extends the maturity date of the outstanding term loan and the revolving credit facilities by approximately 48 months to June 27, 2028, and (iv) increases the applicable interest rate margins for SOFR and base rate loans by 25 basis points.

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

The Third Amended Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of March 31, 2024. The Third Amended Credit Agreement is secured by substantially all of the assets of the Company.

The principal of the Term Loan is payable at a rate of $2.5 million for the first 8 quarterly installments beginning on September 29, 2023, increasing to a quarterly payment of $5.0 million, commencing on September 26, 2025, for the remaining 11 payments, with the remaining balance of $125.0 million due upon maturity on June 27, 2028.

Future principal term loan payments under the Third Amended Credit Agreement are as follows: $2.5 million – remainder of Fiscal 2024, $10.0 million – Fiscal 2025, $20.0 million – Fiscal 2026, $20.0 million – Fiscal 2027, and $140.0 million – Fiscal 2028.

Note 8 – Property, Plant and Equipment, Net

The Company’s property, plant and equipment consists of the following:

	March 31, 2024	July 2, 2023
	(in thousands)
Land	$33,827	$33,866
Orchards in production and land improvements	20,604	20,401
Building and building improvements	68,911	67,647
Leasehold improvements	30,973	29,524
Production equipment	130,890	125,297
Furniture and fixtures	9,294	9,102
Computer and telecommunication equipment	42,832	41,859
Software	192,837	181,085
Capital projects in progress	17,608	18,205
Property, plant and equipment, gross	547,776	526,986
Accumulated depreciation and amortization	(323,837)	(292,417)
Property, plant and equipment, net	$223,939	$234,569

Note 9 – Fair Value Measurements

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying	Fair Value Measurements
	Value	Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
As of March 31, 2024
Trading securities held in a “rabbi trust” (1)	$31,160	$31,160	$-	$-
Total assets (liabilities) at fair value	$31,160	$31,160	$-	$-

As of July 2, 2023
Trading securities held in a “rabbi trust” (1)	$22,617	$22,617	$-	$-
Total assets (liabilities) at fair value	$22,617	$22,617	$-	$-

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

Note 10 – Income Taxes

The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and nine months ended March 31, 2024 was 33.0% and 34.7%, respectively, compared to 19.1% and -0.6% in the same periods of the prior year. The Company’s effective tax rate for fiscal 2024 and fiscal 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to impairment charges within the respective periods, thus reducing the amount of income reflected in the Company’s estimated annual effective tax rate. Further impacting the effective tax rate for fiscal 2024 and fiscal 2023 were tax deficiencies (shortfalls) from stock-based compensation, state income taxes and non-deductible executive compensation, partially offset by tax credits.

On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance, including reversal of deferred tax liabilities, available tax planning strategies that could be implemented to realize the deferred tax assets, and forecasted future taxable income.  A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. At both  March 31, 2024 and July 2, 2023, the Company had valuation allowances of approximately $3.2 million, primarily related to certain state and foreign net operating losses.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 31, 2024, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $3.2 million. The Company believes that $0.4 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023
	(in thousands)
Net Revenues:
Segment Net Revenues:
Consumer Floral & Gifts	$221,207	$233,019	$618,236	$672,248
BloomNet	27,314	36,968	83,420	103,187
Gourmet Foods & Gift Baskets	130,989	147,863	769,061	844,522
Corporate	167	36	716	152
Intercompany eliminations	(272)	(320)	(924)	(1,062)
Total net revenues	$379,405	$417,566	$1,470,509	$1,619,047

Operating Income:
Segment Contribution Margin:
Consumer Floral & Gifts	$22,190	$26,136	$41,609	$64,832
BloomNet	7,506	10,982	25,981	29,847
Gourmet Foods & Gift Baskets	(8,172)	(78,480)	98,953	26,313
Segment Contribution Margin Subtotal	21,524	(41,362)	166,543	120,992
Corporate (a)	(36,221)	(30,015)	(100,221)	(91,595)
Depreciation and amortization	(13,232)	(13,267)	(40,578)	(40,276)
Operating income	$(27,929)	$(84,644)	$25,744	$(10,879)

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral &				Gourmet Foods &		Corporate and
	Gifts		BloomNet		Gift Baskets		Eliminations		Consolidated
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
	(in thousands)
Net revenues
E-commerce	$218,590	$230,403	$-	$-	$121,651	$127,398	$-	$-	$340,241	$357,801
Other	2,617	2,616	27,314	36,968	9,338	20,465	(105)	(284)	39,164	59,765
Total net revenues	$221,207	$233,019	$27,314	$36,968	$130,989	$147,863	$(105)	$(284)	$379,405	$417,566

Other revenues detail
Retail and other	2,617	2,616	-	-	1,629	1,686	-	-	4,246	4,302
Wholesale	-	-	12,364	14,695	7,709	18,779	-	-	20,073	33,474
BloomNet services	-	-	14,950	22,273	-	-	-	-	14,950	22,273
Corporate	-	-	-	-	-	-	167	36	167	36
Eliminations	-	-	-	-	-	-	(272)	(320)	(272)	(320)
Total other revenues	$2,617	$2,616	$27,314	$36,968	$9,338	$20,465	$(105)	$(284)	$39,164	$59,765

	Nine Months Ended
	Consumer Floral &				Gourmet Foods &		Corporate and
	Gifts		BloomNet		Gift Baskets		Eliminations		Consolidated
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
	(in thousands)
Net revenues
E-commerce	$611,770	$665,866	$-	$-	$676,788	$721,267	$-	$-	$1,288,558	$1,387,133
Other	6,466	6,382	83,420	103,187	92,273	123,255	(208)	(910)	181,951	231,914
Total net revenues	$618,236	$672,248	$83,420	$103,187	$769,061	$844,522	$(208)	$(910)	$1,470,509	$1,619,047

Other revenues detail
Retail and other	6,466	6,382	-	-	7,859	7,907	-	-	14,325	14,289
Wholesale	-	-	32,867	40,370	84,414	115,348	-	-	117,281	155,718
BloomNet services	-	-	50,553	62,817	-	-	-	-	50,553	62,817
Corporate	-	-	-	-	-	-	716	152	716	152
Eliminations	-	-	-	-	-	-	(924)	(1,062)	(924)	(1,062)
Total other revenues	$6,466	$6,382	$83,420	$103,187	$92,273	$123,255	$(208)	$(910)	$181,951	$231,914

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

Additional information related to our leases is as follows:

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023
	(in thousands)
Lease costs:
Operating lease costs	$5,693	$5,627	$16,966	$16,580
Variable lease costs	6,399	6,499	20,481	18,953
Short-term lease cost	282	474	3,700	4,928
Sublease income	(238)	(253)	(735)	(737)
Total lease costs	$12,136	$12,347	$40,412	$39,724

Cash paid for amounts included in measurement of operating lease liabilities			$16,957	$15,431
Right-of-use assets obtained in exchange for new operating lease liabilities			$3,153	$11,790

March 31,
2024
(in thousands)
Weighted-average remaining lease term - operating leases (in years)	8.2
Weighted-discount rate - operating leases	4.1%

Maturities of lease liabilities in accordance with ASC 842 as of March 31, 2024 and reconciliation to balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2024	$3,838
2025	20,998
2026	19,076
2027	17,447
2028	16,514
Thereafter	68,722
Total Future Minimum Lease Payments	146,595
Less: Imputed Remaining Interest	23,427
Total Operating Lease Liabilities	123,168
Less: Current portion of long-term operating lease liabilities	15,250
Long-term operating lease liabilities	$107,918

Note 13 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	July 2, 2023
	(in thousands)
Payroll and employee benefits	$25,786	$33,927
Deferred revenue	31,661	30,811
Accrued marketing expenses	15,190	13,679
Accrued florist payout	12,733	13,437
Accrued purchases	16,578	18,351
Other	36,056	31,709
Accrued Expenses	$138,004	$141,914

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

Note 15 – Subsequent Events

Acquisition of Card Isle

On April 3, 2024, the Company completed its acquisition of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands.

The Company used cash on its balance sheet to fund the approximate $3.5 million purchase. Card Isle annual revenue, based on its most recently available financial information, is deemed immaterial to the Company’s consolidated financial statements.

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

Business Overview

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features an all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Simply Chocolate®, and Card Isle®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; and Alice’s Table®, a lifestyle business offering fully digital floral, culinary and other experiences to guests across the country.

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K, for the year ended July 2, 2023.

Macro-economic Conditions

Overall, broader macro-economic conditions continue to impact our consumers as they continue to moderate their discretionary income. Consumers remain pressured by persistent inflation, higher interest rates, and the resumption of student loan repayments. Throughout the past several years, we have seen that customer spending on “Everyday” gifting occasions has slowed, whereas spending for the major holidays has held up better. However, customers did remain more conservative regarding their Christmas and Valentine's Day holiday spending than originally anticipated. In line with this, total consolidated revenues decreased 9.1% to $379.4 million and 9.2% to $1.47 billion during the three and nine months ended March 31, 2024, respectively, compared with the same periods of the prior year. As we look ahead to the end of fiscal 2024, we continue to expect our e-commerce sales trends to improve albeit at a slower pace than initially anticipated.

The challenging macro-economic conditions that have affected our customers have also impacted our operating costs. During the second quarter of fiscal 2022, in-bound and out-bound shipping, commodity, labor and fuel costs began to surge, and escalated throughout the balance of the year and into fiscal 2023. During our second quarter and third quarter of fiscal 2023, while certain commodity prices remained near historical highs, we began to see a more stable labor market, and significant year-over-year reductions in ocean freight costs. As a result of these trends, combined with our strategic pricing initiatives, automation efforts, and other internal management initiatives, we started to see year-over-year improvement in gross margin commencing in the second quarter of fiscal 2023. These trends and initiatives continued into fiscal 2024 and we saw a significant improvement in year-over-year gross margin in the third quarter and first nine months of fiscal 2024. This improvement and a reduction of expenses helped to offset the aforementioned year-over-year decline in sales.

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

Acquisition of Card Isle

On April 3, 2024, the Company completed its acquisition of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands.  The Company used cash on its balance sheet to fund the approximate $3.5 million purchase. – See Note 15 – Subsequent Events in Item 1.

Amended and Restated Credit Agreement

On June 27, 2023, the Company entered into a Third Amended and Restated Credit Agreement to, among other modifications, (i) increase the amount of the outstanding term loan from approximately $150 million to $200 million, (ii) decrease the amount of the commitments in respect of the revolving credit facility from $250 million to $225 million, subject to a seasonal reduction to an aggregate amount of $125 million for the period from January 1 to August 1, (iii) extend the maturity date of the outstanding term loan and the revolving credit facilities by approximately 48 months to June 27, 2028, and (iv) increase the applicable interest rate margins for SOFR and base rate loans by 25 basis points (See Note 7 - Debt, Net in Item 1, for details).

Company Guidance

For Fiscal 2024, the Company continues to expect revenue to remain pressured by a challenging consumer environment, but certain year-over-year trends continue to improve. The Company also expects continued improvement in gross margin.

As a result, the Company is reiterating its Fiscal 2024 guidance as follows:

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP Measure.

	Nine Months Ended
	March 31,	April 2,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$100,051	$73,064
Capital expenditures	(26,482)	(31,351)
Free Cash Flow	$73,569	$41,713

Segment Information

The following table presents the net revenues, gross profit and segment contribution margin from each of the Company’s business segments, as well as consolidated EBITDA, and Adjusted EBITDA.

	Three Months Ended
						Things
			As Adjusted		Goodwill and	Remembered	As Adjusted
		Restructuring cost/	(non-GAAP)		Intangible	Transaction	(non-GAAP)%
	March 31, 2024	Severance	March 31, 2024	April 2, 2023	Impairment	Costs	April 2, 2023	Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$221,207	$-	$221,207	$233,019	$-	$-	$233,019	-5.1%
BloomNet	27,314		27,314	36,968			36,968	-26.1%
Gourmet Foods & Gift Baskets	130,989		130,989	147,863			147,863	-11.4%
Corporate	167		167	36			36	363.9%
Intercompany eliminations	(272)		(272)	(320)			(320)	15.0%
Total net revenues	$379,405	$-	$379,405	$417,566	$-	$-	$417,566	-9.1%

Gross profit:
Consumer Floral & Gifts	$87,005	$-	$87,005	$88,317	$-	$-	$88,317	-1.5%
	39.3%		39.3%	37.9%			37.9%

BloomNet	12,411		12,411	15,720			15,720	-21.0%
	45.4%		45.4%	42.5%			42.5%

Gourmet Foods & Gift Baskets	39,169		39,169	36,371			36,371	7.7%
	29.9%		29.9%	24.6%			24.6%

Corporate	132		132	32			32	312.5%
	79.0%		79.0%	88.9%			88.9%

Total gross profit	$138,717	$-	$138,717	$140,440	$-	$-	$140,440	-1.2%
	36.6%	-	36.6%	33.6%	-	-	33.6%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$22,190	$630	$22,820	$26,136	$-	$-	$26,136	-12.7%
BloomNet	7,506	69	7,575	10,982			10,982	-31.0%
Gourmet Foods & Gift Baskets	(8,172)	538	(7,634)	(78,480)	64,586		(13,894)	45.1%
Segment Contribution Margin Subtotal	21,524	1,237	22,761	(41,362)	64,586	-	23,224	-2.0%
Corporate (b)	(36,221)	1,180	(35,041)	(30,015)		201	(29,814)	-17.5%
EBITDA (non-GAAP)	(14,697)	2,417	(12,280)	(71,377)	64,586	201	(6,590)	-86.3%
Add: Stock-based compensation	3,046		3,046	2,487			2,487	22.5%
Add: Compensation charge related to NQDC Plan Investment Appreciation (Depreciation)	3,534		3,534	(1,446)			(1,446)	344.4%
Adjusted EBITDA (non-GAAP)	$(8,117)	$2,417	$(5,700)	$(70,336)	$64,586	$201	$(5,549)	-2.7%

	Nine Months Ended
							Things
				As Adjusted		Goodwill and	Remembered	As Adjusted
		Intangible	Restructuring cost/	(non-GAAP)		Intangible	Transaction	(non-GAAP)%
	March 31, 2024	Impairment	Severance	March 31, 2024	April 2, 2023	Impairment	Costs	April 2, 2023	Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$618,236	$-	$-	$618,236	$672,248	$-	$-	$672,248	-8.0%
BloomNet	83,420			83,420	103,187			103,187	-19.2%
Gourmet Foods & Gift Baskets	769,061			769,061	844,522			844,522	-8.9%
Corporate	716			716	152			152	371.1%
Intercompany eliminations	(924)			(924)	(1,062)			(1,062)	13.0%
Total net revenues	$1,470,509	$-	$-	$1,470,509	$1,619,047	$-	$-	$1,619,047	-9.2%

Gross profit:
Consumer Floral & Gifts	$252,503	$-	$-	$252,503	$262,510	$-	$-	$262,510	-3.8%
	40.8%			40.8%	39.0%			39.0%

BloomNet	39,883			39,883	44,086			44,086	-9.5%
	47.8%			47.8%	42.7%			42.7%

Gourmet Foods & Gift Baskets	303,276			303,276	302,902			302,902	0.1%
	39.4%			39.4%	35.9%			35.9%

Corporate	680			680	166			166	309.6%
	95.0%			95.0%	109.2%			109.2%

Total gross profit	$596,342	$-	$-	$596,342	$609,664	$-	$-	$609,664	-2.2%
	40.6%	-	-	40.6%	37.7%	-	-	37.7%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$41,609	$19,762	$630	$62,001	$64,832	$-	$-	$64,832	-4.4%
BloomNet	25,981		69	26,050	29,847			29,847	-12.7%
Gourmet Foods & Gift Baskets	98,953		538	99,491	26,313	64,586		90,899	9.5%
Segment Contribution Margin Subtotal	166,543	19,762	1,237	187,542	120,992	64,586	-	185,578	1.1%
Corporate (b)	(100,221)		1,180	(99,041)	(91,595)		444	(91,151)	-8.7%
EBITDA (non-GAAP)	66,322	19,762	2,417	88,501	29,397	64,586	444	94,427	-6.3%
Add: Stock-based compensation	7,641			7,641	5,941			5,941	28.6%
Add: Compensation charge related to NQDC Plan Investment Appreciation (Depreciation)	5,712			5,712	(2,548)			(2,548)	324.2%
Adjusted EBITDA (non-GAAP)	$79,675	$19,762	$2,417	$101,854	$32,790	$64,586	$444	$97,820	4.1%

Reconciliation of net income (loss) to adjusted net income (loss) (non-GAAP):	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023
	(in thousands, except for share data)
Net income (loss)	$(16,903)	$(70,993)	$14,762	$(22,155)
Adjustments to reconcile net income (loss) to adjusted net income (loss) (non-GAAP)
Add: Transaction costs	-	201	-	444
Add: Restructuring cost/Severance	2,417	-	2,417	-
Add: Goodwill and intangible impairment	-	64,586	19,762	64,586
Deduct: Income tax effect on adjustments	(3,538)	(11,546)	(3,538)	(11,609)
Adjusted net income (loss) (non-GAAP)	$(18,024)	$(17,752)	$33,403	$31,266

Basic and diluted net income (loss) per common share
Basic	$(0.26)	$(1.10)	$0.23	$(0.34)
Diluted	$(0.26)	$(1.10)	$0.23	$(0.34)

Basic and diluted adjusted net income (loss) per common share (non-GAAP)
Basic	$(0.28)	$(0.27)	$0.52	$0.48
Diluted	$(0.28)	$(0.27)	$0.51	$0.48

Weighted average shares used in the calculation of basic and diluted net income (loss) and adjusted net income (loss) per common share
Basic	64,489	64,767	64,703	64,660
Diluted	64,489	64,767	65,057	64,660

Reconciliation of net income (loss) to Adjusted EBITDA (non-GAAP):	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$(16,903)	$(70,993)	$14,762	$(22,155)
Add: Interest expense and other, net	(2,693)	3,116	3,138	11,150
Add: Depreciation and amortization	13,232	13,267	40,578	40,276
Add: Income tax (benefit) expense	(8,333)	(16,767)	7,844	126
EBITDA	(14,697)	(71,377)	66,322	29,397
Add: Stock-based compensation	3,046	2,487	7,641	5,941
Add: Compensation charge related to NQDC plan investment Appreciation (Depreciation)	3,534	(1,446)	5,712	(2,548)
Add: Transaction costs	-	201	-	444
Add: Restructuring cost/Severance	2,417	-	2,417	-
Add: Goodwill and intangible impairment	-	64,586	19,762	64,586
Adjusted EBITDA	$(5,700)	$(5,549)	$101,854	$97,820

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

Results of Operations

Net revenues

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)
Net revenues:
E-Commerce	$340,241	$357,801	-4.9%	$1,288,558	$1,387,133	-7.1%
Other	39,164	59,765	-34.5%	181,951	231,914	-21.5%
Total net revenues	$379,405	$417,566	-9.1%	$1,470,509	$1,619,047	-9.2%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 9.1% and 9.2% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year, due to lower order volume across all segments, reflecting a continuation of the trends that the Company had experienced throughout the prior fiscal year, as consumer discretionary income remains pressured, and consumers continue to moderate spending. Contributing to this decline was the prudent use of promotional offerings and advertising campaigns, which balance the long-term goals of the Company with strategies to improve gross margins and tightly control operating expenses during this challenging economic environment.

The Company acquired Things Remembered on January 10, 2023 and launched the brand on its e-commerce platform in April 2023. Things Remembered revenues were not significant during the three and nine months ended March 31, 2024.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	March 31, 2024	April 2, 2023	% Change	March 31, 2024	April 2, 2023	% Change	March 31, 2024	April 2, 2023	% Change	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	% Change
	(dollars in thousands)
Net revenues
E-commerce	$218,590	$230,403	-5.1%	$-	$-	-%	$121,651	$127,398	-4.5%	$-	$-	$340,241	$357,801	-4.9%
Other	2,617	2,616	0.0%	27,314	36,968	-26.1%	9,338	20,465	-54.4%	(105)	(284)	39,164	59,765	-34.5%
Total net revenues	$221,207	$233,019	-5.1%	$27,314	$36,968	-26.1%	$130,989	$147,863	-11.4%	$(105)	$(284)	$379,405	$417,566	-9.1%

Other revenues detail
Retail and other	2,617	2,616	0.0%	-	-	-	1,629	1,686	-3.4%	-	-	4,246	4,302	-1.3%
Wholesale	-	-	-	12,364	14,695	-15.9%	7,709	18,779	-58.9%	-	-	20,073	33,474	-40.0%
BloomNet services	-	-	-	14,950	22,273	-32.9%	-	-	-	-	-	14,950	22,273	-32.9%
Corporate	-	-	-	-	-	-	-	-	-	167	36	167	36	363.9%
Eliminations	-	-	-	-	-	-	-	-	-	(272)	(320)	(272)	(320)	15.0%
Total other revenues	$2,617	$2,616	0.0%	$27,314	$36,968	-26.1%	$9,338	$20,465	-54.4%	$(105)	$(284)	$39,164	$59,765	-34.5%

	Nine Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	March 31, 2024	April 2, 2023	% Change	March 31, 2024	April 2, 2023	% Change	March 31, 2024	April 2, 2023	% Change	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	% Change
	(dollars in thousands)
Net revenues
E-commerce	$611,770	$665,866	-8.1%	$-	$-	-%	$676,788	$721,267	-6.2%	$-	$-	$1,288,558	$1,387,133	-7.1%
Other	6,466	6,382	1.3%	83,420	103,187	-19.2%	92,273	123,255	-25.1%	(208)	(910)	181,951	231,914	-21.5%
Total net revenues	$618,236	$672,248	-8.0%	$83,420	$103,187	-19.2%	$769,061	$844,522	-8.9%	$(208)	$(910)	$1,470,509	$1,619,047	-9.2%

Other revenues detail
Retail and other	6,466	6,382	1.3%	-	-	-	7,859	7,907	-0.6%	-	-	14,325	14,289	0.3%
Wholesale	-	-	-	32,867	40,370	-18.6%	84,414	115,348	-26.8%	-	-	117,281	155,718	-24.7%
BloomNet services	-	-	-	50,553	62,817	-19.5%	-	-	-	-	-	50,553	62,817	-19.5%
Corporate	-	-	-	-	-	-	-	-	-	716	152	716	152	371.1%
Eliminations	-	-	-	-	-	-	-	-	-	(924)	(1,062)	(924)	(1,062)	13.0%
Total other revenues	$6,466	$6,382	1.3%	$83,420	$103,187	-19.2%	$92,273	$123,255	-25.1%	$(208)	$(910)	$181,951	$231,914	-21.5%

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 4.9% and 7.1% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year, primarily due to the decline in demand across all our segments as a result of the macro-economic conditions noted above. These external influences have negatively impacted consumer discretionary spending.

During the three and nine months ended March 31, 2024, the Company fulfilled approximately 4.3 million and 14.8 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 6.2% and 9.5%, respectively, compared to the same periods of the prior year. During the three and nine months ended March 31, 2024, average order value increased 1.4% and 2.7%, to $79.36 and $87.29, respectively, as a result of product mix trending into higher price point items, including bundles, and customer mix with more affluent consumers buying at a higher rate than less affluent. During the quarter ended March 31, 2024, the Company has introduced a wider selection of more modestly priced items to attract broader segments of our customer base to purchase. This did have some negative impact on our average order value.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three and nine months ended March 31, 2024, decreased 34.5% and 21.5%, respectively. compared to the same periods of the prior year, due to lower volumes in both wholesale and BloomNet services. The decrease in wholesale revenue was primarily due to certain retailers reducing their Easter orders in light of the consumer environment. The lower service revenues were due to lower shop-to-shop volumes.

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

Net revenues within this segment decreased 5.1% and 8.0% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year. The Consumer Floral & Gifts segment experienced an increase in volume trend driven by the Valentine's Day holiday, but due to continued economic pressure, the brands focused their efforts on improving gross margin and operating spend efficiency, in the face of softening demand.

During the three and nine months ended March 31, 2024, Consumer Floral & Gifts orders through its e-commerce sales channel (online and telephonic sales) decreased 5.6% and 10.2%, respectively, compared to the same periods of the prior year. This was partially offset by an increase in average order value of 0.5% and 2.3%, respectively, as a result of product mix into higher price point items, including bundles, and customer mix with more affluent consumers buying at a higher rate than less affluent. During the quarter ended March 31, 2024, the Company has introduced a wider selection of more modestly priced items to attract broader segments of our customer base to purchase. This did have some negative impact on our average order value in the quarter.

BloomNet - revenues in this segment are derived from membership fees, as well as product and service offerings.

Net revenues decreased 26.1% and 19.2% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year. The net revenue decline was due to soft wholesale product revenues, as well as, lower services revenues, attributable to a decline in order volume processed through the network.

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

Net revenues within this segment decreased 11.4% and 8.9% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year, as a result of lower e-commerce and wholesale revenues, primarily due to macro-economic weakness. As such, the brands focused their efforts on improving gross margin and operating spend efficiency in the face of softening demand.

During the three and nine months ended March 31, 2024, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 7.3% and 8.7%, respectively, compared to the same periods of the prior year. This was partially offset by an increase in average order value of 3.0% and 2.8%, respectively, as a result of product mix trending into higher price point items, including bundles, and customer mix with more affluent consumers buying at a higher rate than less affluent.

Gross profit

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Gross profit	$138,717	$140,440	-1.2%	$596,342	$609,664	-2.2%
Gross profit %	36.6%	33.6%		40.6%	37.7%

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

Gross profit decreased 1.2% and 2.2% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year, due to lower revenues as noted above, principally offset by a favorable gross profit percentage.

Gross profit percentage increased 300 and 290 basis points during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year, driven by lower florist fulfillment and rebate costs, as well as lower freight costs, a decline in certain commodity costs, reduced labor costs in our Gourmet Foods & Gift Baskets segment, and better inventory management.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 1.5% and 3.8% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year, due to the impact of the lower revenues noted above, partially offset by favorable gross profit percentage attributable to lower florist fulfillment costs and lower freight costs in both the three and nine months ended March 31, 2024, and labor efficiencies for the nine months ended March 31, 2024.

BloomNet segment - Gross profit decreased by 21.0% and 9.5% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year, due to the decrease in revenues noted above, partially offset by improved gross profit percentage. Gross profit percentage increased in comparison to the prior year primarily due to improvements in wholesale margins, lower freight costs and lower florist rebates due to lower volume.

Gourmet Foods & Gift Baskets segment – Gross profit increased by 7.7% and 0.1% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year despite the revenue decrease noted above, as the brands delivered improved gross profit percentage. Gross profit percentage increased 530 and 350 basis points during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year. The increased gross profit percentage was attributable to lower freight costs, a decline in certain commodity prices, labor efficiencies, and better inventory management.

Marketing and sales expense

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Marketing and sales	$105,828	$106,472	-0.6%	$376,903	$390,077	-3.4%
Percentage of net revenues	27.9%	25.5%		25.6%	24.1%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 0.6% and 3.4% during the three and nine months ended March 31, 2024, respectively, compared to the same periods of the prior year, due to variable components associated with lower revenues, combined with planned reductions in advertising spend focused on driving profitable volume during a period when consumer discretionary purchases are under pressure.

Technology and development expense

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Technology and development	$15,291	$14,837	3.1%	$45,417	$44,529	2.0%
Percentage of net revenues	4.0%	3.6%		3.1%	2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense increased by 3.1% and 2.0% during the three and nine-month periods ended March 31, 2024, compared to the same periods of the prior year, primarily due to higher maintenance and support for the Company's technology platform enhancements, partially offset by lower web hosting costs in the quarter ended March 31, 2024, and reduced labor and consulting costs for the nine months ended March 31, 2024.

General and administrative expense

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

General and administrative	$32,295	$25,922	24.6%	$87,938	$81,075	8.5%
Percentage of net revenues	8.5%	6.2%		6.0%	5.0%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 24.6% and 8.5% during the three and nine-month periods ended March 31, 2024, respectively, compared to the same period of the prior year, primarily due to increases in labor costs driven by changes in the value of the Company’s NQDC plan investments (offset in Other Income below), as well as a severance charge taken during the quarter ended March 31, 2024, related to an enterprise reduction in workforce, partially offset by favorable bad debt expense and lower insurance and professional fees.

Depreciation and amortization expense

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Depreciation and amortization	$13,232	$13,267	-0.3%	$40,578	$40,276	0.7%
Percentage of net revenues	3.5%	3.2%		2.8%	2.5%

Depreciation and amortization expense decreased 0.3% during the three months ended March 31, 2024 , compared to the same period of the prior year, due to the timing of certain assets becoming fully depreciated, offset in part by distribution facility automation projects and IT-related ecommerce/platform enhancements. Depreciation and amortization expense increased 0.7% during the nine months ended March 31, 2024 compared to the same period of the prior year, due to distribution facility automation projects and IT-related ecommerce/platform enhancements.

Goodwill and Intangible impairment

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Goodwill and Intangible impairment	$-	$64,586	-100.0%	$19,762	$64,586	-69.4%

During the quarter ended December 31, 2023, the Company recorded a non-cash impairment charge of $19.8 million related to its PersonalizationMall trademark, due to a decline in the actual and projected revenue, combined with a higher discount rate resulting from the higher interest rate environment. See Note 5 - Goodwill and Intangible Assets, Net, in Item 1 for further information.

During the quarter ended April 2, 2023, the Company recorded a non-cash impairment charge of $64.6 million related to its Gourmet Foods & Gift Baskets reporting unit. The Company fully impaired the related goodwill and partially impaired certain tradenames within the reporting unit.

Interest expense, net

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Interest expense, net	$881	$1,712	-48.5%	$8,974	$8,676	3.4%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 7 - Debt, Net in Item 1 for details), net of income earned on the Company’s available cash balances.

Interest expense, net decreased 48.5% during the three months ended March 31, 2024 compared to the same period of the prior year, primarily due to interest earned on available cash balances, partially offset by higher interest rates on the Company's credit facility. Interest expense, net increased 3.4% during the nine months ended March 31, 2024, compared to the same period of the prior year, due to higher interest rates on the Company's credit facility, partially offset by favorable interest earned on available cash balances.

Other expense (income), net

	Three Months Ended			Nine Months Ended
	March 31,	April 2,	%	March 31,	April 2,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Other (income) expense, net	$(3,574)	$1,404	354.6%	$(5,836)	$2,474	335.9%

Other (income) expense consists primarily of investment losses (gains) on the Company’s NQDC Plan investments.

Income Taxes

The Company recorded income tax benefit of $8.3 million and income tax expense of $7.8 million during the three and nine months ended March 31, 2024, respectively, compared to an income tax benefit of $16.8 million and income tax expense of $0.1 million, during the three and nine months ended April 2, 2023, respectively. The Company’s effective tax rate for the three and nine months ended March 31, 2024, was 33.0% and 34.7%, respectively, compared to 19.1% and -0.6% in the same periods of the prior year. The Company’s effective tax rate for fiscal 2024 and fiscal 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to impairment charges within the respective periods, thus reducing the amount of income reflected in the Company’s estimated annual effective tax rate. Further impacting the effective tax rate for fiscal 2024 and fiscal 2023 were tax deficiencies (shortfalls) from stock-based compensation, state income taxes and non-deductible executive compensation, partially offset by tax credits.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 7 - Debt, Net in Item 1 for details). At March 31, 2024, the Company had working capital of $186.4 million, including cash and cash equivalents of $184.0 million, compared to working capital of $152.9 million, including cash and cash equivalents of $126.8 million, at July 2, 2023.

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

During the first two quarters of fiscal 2024, the Company borrowed under its revolving credit agreement to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $82.0 million in November 2023. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the Revolver in December 2023. Based on current projected cash flows, the Company believes that available cash balances will be sufficient to provide for the Company’s operating needs through the remainder of fiscal 2024, at which time the Company would again expect to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases. The Company had no amounts outstanding under its Revolver as of March 31, 2024.

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

Cash Flows

Net cash provided by operating activities of $100.1 million, for the nine months ended March 31, 2024, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges related to the intangible impairment, depreciation and amortization, stock-based compensation and changes in deferred income taxes, combined with seasonal changes in net working capital, driven by a decrease in inventories.

Net cash used in investing activities of $26.5 million, for the nine months ended March 31, 2024, was attributable to capital expenditures primarily related to the Company's technology and automation initiatives.

Net cash used in financing activities of $16.4 million, for the nine months ended March 31, 2024, related primarily to net repayment of bank borrowings under the Company’s working capital line of credit and the repurchase of common stock.

Free Cash Flow

Free cash flow was $73.6 million for the nine months ended March 31, 2024, compared with free cash flow of $41.7 million for the nine months ended April 2, 2023, an increase of $31.9 million primarily driven by an increase in cash flows from operations. Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At March 31, 2024, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's credit agreement (see Note 7 - Debt, Net in Item 1 for details and payments due by period).
●	Operating lease obligations – payments due under the Company’s operating leases (see Note 12 - Leases in Item 1 for details and payments due by period for the long-term operating leases).
●

Purchase commitments - consisting primarily of inventory and IT-related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2024	2025	2026	2027	2028	Thereafter	Total
Purchase commitments	$54,971	$42,956	$5,039	$805	$-	$-	$103,771

Critical Accounting Estimates

As disclosed in the Company’s Annual Report on Form 10-K, for the fiscal year ended July 2, 2023, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since July 2, 2023.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 and $0.8 million during the three and nine months ended March 31, 2024, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of March 31, 2024, $22.8 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first nine months of fiscal 2024, which includes the period July 3, 2023 through March 31, 2024:

			Total	Dollar
			Number of	Value of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share (1)	Programs	Programs
	(in thousands, except average price paid per share)

07/03/23 – 07/30/23	-	$-	-	$31,965
07/31/23 – 08/27/23	-	$-	-	$31,965
08/28/23 – 10/01/23	10,483	$7.08	10,483	$31,890
10/02/23 – 10/29/23	-	$-	-	$31,890
10/30/23 – 11/26/23	272,978	$8.56	272,978	$29,549
11/27/23 – 12/31/23	240,000	$9.85	240,000	$27,178
01/01/24 – 01/28/24	180,000	$10.38	180,000	$25,305
01/29/24 – 02/25/24	124,823	$10.10	124,823	$24,040
02/26/24 – 03/31/24	120,000	$10.42	120,000	$22,787
Total	948,284	$9.65	948,284

(1)	Average price per share excludes commissions and other transaction fees.

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: May 8, 2024	/s/ James F. McCann James F. McCann Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)