Form 10-K
period 2024-06-30
1 800 FLOWERS COM INC
filed 2024-09-06
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2023, was approximately $277,351,000. The registrant has no non-voting common stock.

37,152,140

(Number of shares of class A common stock outstanding as of August 30, 2024)

27,068,221

(Number of shares of class B common stock outstanding as of August 30, 2024)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.

FORM 10-K

For the fiscal year ended June 30, 2024

PART I

Item 1.	BUSINESS

The Company

1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger®, and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; Alice’s Table®, a lifestyle business offering fully digital on demand floral, culinary and other experiences to guests across the country; and Card Isle®, an e-commerce greeting card service.

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

The Company generates more than $1.8 billion in revenue, operating in a total addressable market of ~ $130 billion, with growing, market leading positions in Gourmet Food, Floral and Personalized Gifts.

The Company believes that 1-800-FLOWERS.COM® is one of the most recognized brands in the floral and gift industries. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit bouquet arrangements, and gift-quality fruit baskets, dipped berries, steaks, chops and prepared meals, as well as an extensive selection of personalized products. On October 27, 2021, the Company acquired Vital Choice Seafood LLC (“Vital Choice”), a purveyor of wild-caught seafood and sustainably farmed shellfish, pastured proteins, and organic foods. On December 31, 2021, the Company acquired Alice’s Table® to supplement our product portfolio with lifestyle offerings, including fully digital on demand floral, culinary and other experiences to guests across the country. On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered® brand, a complete online gifting and personalization destination renowned for its men’s and women’s jewelry, drinkware, home décor, business gifts and awards, and wedding essentials, which was fully integrated into the Personalization Mall® brand.  On April 3, 2024, the Company completed its acquisition of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands. On July 1, 2024, the Company acquired Scharffen Berger®, a manufacturer of giftable premium chocolate and specialty treats, expanding the Company's product offerings in the Gourmet Foods & Gift Basket segment.  This extended line of gift offerings helps our customers with their celebratory occasions and will enable the Company to increase the purchase frequency and average order value for existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers.

The Company’s consolidated customer database and multi-brand website is designed to dynamically engage our customers, further enhancing the Company’s position as a leading, one-stop destination for our customers’ gifting and celebratory needs. The Company is focused on deepening relationships with its customers through content and community and are focused on inspiring our customers to give more and to build better and more meaningful relationships. We have a large customer file, with increasing frequency from existing customers, including 1.1 million Celebrations Passport members who, along with our multi-brand customers, represent our best customer cohorts in terms of frequency, retention and average spend, and thus customer lifetime value. Celebrations Passport and multi-brand customers frequency is 2x to 3x other customers. Multi-brand customers and Celebrations Passport members represent approximately 20% of customers and approximately 40% of revenue.

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

As such, the Company has transformed from a floral-based specialty retailer with multiple-brand add-ons into an e-commerce platform built for growth. We have created a highly scalable platform that enables solid top and bottom-line growth over the long term and expanding market-share positions. In addition, the Company has been successful in identifying, executing and integrating accretive acquisitions supported by a strong balance sheet.

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
Provider of lifestyle offerings, including fully digital on demand floral, culinary and other experiences to guests across the country, acquired in December 2021.

BLOOMNET SEGMENT
Provider of products and services to the professional florist.
Wholesale merchandiser and marketer of floral industry and related products, acquired in July 2008.
Provider of digital and physical greeting cards to sister brands, as well as independent florist and other wholesale customers, acquired in April 2024.

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

Multichannel retailer and baker of premium cookies, baked gifts, and related products, acquired in March 2005, including Mrs. Beasley’s®, a baker of cakes, muffins and gourmet gift baskets, acquired in March 2011.

E-commerce retailer of gift baskets and towers.
Designer, assembler and distributor of wholesale gift baskets, gourmet food towers and gift sets, acquired in April 2008.
E-commerce retailer of artisan chocolates and confections.
E-commerce retailer of dipped berries and other specialty treats, acquired in August 2019.
Manufacturer of giftable premium chocolate and specialty treats, acquired in July 2024.

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

The Company’s Products and Service Offerings

The Company offers a wide range of products including fresh-cut flowers, floral and fruit arrangements and plants, gifts, greeting cards, personalized products, dipped berries, popcorn, gourmet foods and gift baskets, cookies, chocolates, candy, wine, and gift-quality fruit. In order to maximize sales opportunities, products are not exclusive to certain brands and may be sold across business categories. The Company’s differentiated and value-added product offerings create the opportunity to have a relationship with customers who purchase items not only for gift-giving occasions but also for everyday consumption. The Company’s product development team works closely with its production team to select and design its floral, gourmet foods and gift baskets, as well as other gift-related products that accommodate our customers’ needs to celebrate a special occasion or convey a sentiment. As part of this continuing effort, the Company intends to continue to develop differentiated products and signature collections that customers have embraced and come to expect.

The Company’s net revenues from international sources were not material during fiscal years 2024, 2023 and 2022.

Flowers, Plants, and Personalized Gifts. The Company’s flagship 1-800-Flowers.com brand offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a curated choice of florist designed products, including traditional floral and gift offerings, and the Company’s line of fruit arrangements, under the Fruit Bouquets brand, and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes. With the acquisition of Alice’s Table, the Company also provides lifestyle offerings, including fully digital on demand floral, culinary and other experiences to guests across the country.  In addition, through its PersonalizationMall brand, the Company offers a wide assortment of products using sublimation, embroidery, digital printing, engraving, and sandblasting to provide a unique, personalized experience to our customers. The Company expanded its offering of personalized products with the acquisition of the Things Remembered brand, a complete online gifting and personalization destination renowned for its men’s and women’s jewelry, drinkware, home décor, business gifts and awards, and wedding essentials.

Gourmet Foods & Gift Baskets. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products, land and sea-based proteins, and gifts marketed under the Harry & David, Wolferman’s Bakery, Vital Choice, Cushman’s, Moose Munch and Scharffen Berger brands. The Company manufactures premium cookies and baked gift items under the Cheryl’s Cookies and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Simply Chocolate offers artisan chocolates and confections. Many of the Company’s gourmet products are packaged in seasonal, occasion specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s corporate customers’ gifting needs.  On July 1, 2024, the Company completed its acquisition of Scharffen Berger, a manufacturer of giftable premium chocolate and specialty treats.

BloomNet®. The Company’s BloomNet business provides its members with products and services, including: (i) settlement processing, consisting of the settlement of orders between referring florists (including the 1-800-Flowers.com brand) and fulfilling florists, (ii) advertising, in the form of member directories, including the industry’s first on-line directory, (iii) access services, by which BloomNet florists are able to refer and fulfill orders, using Bloomlink®, the Company’s proprietary Internet-based system, (iv) other products and services, including web hosting, marketing, designer education and point of sale systems, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers.com purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability. On April 3, 2024, the Company completed its acquisition of Card Isle, an e-commerce greeting card service, expanding the Company’s presence in the greeting card category across its brand portfolio.

Marketing and Promotion

The Company’s marketing and promotional strategy is designed to strengthen the 1-800-FLOWERS.COM brands, engage with its customers, increase customer acquisition, build customer loyalty, encourage repeat purchases and drive long-term growth. The Company’s goal is to create a celebratory ecosystem that makes its brands synonymous with thoughtful gifting and to help our customers “send smiles” every day. To do this, the Company intends to invest in its brands and acquire new customers through the use of selective on and off-line media, direct marketing, public relations, social media and strategic relationships, while cost-effectively capitalizing on the Company’s large and loyal customer base. The Company’s focus is to create marketing messaging that is more relevant to the customer, to engage with our customers in a two-way dialog and to focus on the customer experience. It plans to improve customer purchase frequency via product exposure through its multi-brand portal, and Celebrations Passport® loyalty program, as well as continually investing and innovating how and where it engages with its customers.

With strong appeal and a recognizable brand, 1-800-FLOWERS.COM, Inc. continues to find new and innovative ways to connect with its community of customers, inspiring them to give more, connect more, and build more and better relationships. In 2023, the Company was featured in the Wall Street Journal's Economics Of series, which showcased its family of brands and offerings to a national audience. The Company has also expanded its presence on both local and national platforms, with multiple inclusions on Good Morning America, the Today Show, Telemundo - Hoy Dia!, and more. A commitment to corporate citizenship and social responsibility remains at the core of the Company, earning recognition and awards for its corporate citizenship efforts, including partnerships with organizations such as Smile Farms, which provides job opportunities for adults with developmental disabilities. In addition, collaboration with the Point Foundation to support the LGBTQ+ community helped the Company earn a high score on the 2023 Corporate Equality Index by the Human Rights Campaign. In 2024, 1-800-FLOWERS.COM, Inc. was named among America's Most Trustworthy Companies by Newsweek, reflecting its dedication to its customers and communities.

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

Fulfillment and manufacturing of products is as follows:

Flowers, Plants, and Personalized Gifts. A majority of the Company’s floral orders are fulfilled by one of the Company’s BloomNet members, allowing the Company to deliver its floral and fruit bouquet products on a same-day or next-day basis to ensure freshness and to meet its customers’ need for immediate gifting. In addition to these florist-designed products, the Company also offers fresh cut floral arrangements in a wide assortment of combinations, themes and designer bouquets and collections through its direct ship program, fresh from the farm. Also, the Company offers a broad selection of personalized gifts and keepsakes that are manufactured utilizing same-day/next-day capabilities, and distributed from its Bolingbrook, IL facility.

Gourmet Foods & Gift Baskets. The Company offers a wide array of premium brand signature baked products, chocolate, confections, gift baskets, gourmet popcorn, dipped berries, giftable fruit towers and baskets, and related products through its Gourmet Foods & Gift Baskets’ brands. The Company’s Cheryl’s cookies and baked gifts are manufactured primarily in its baking facility in Westerville, Ohio, while The Popcorn Factory and Moose Munch premium snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon, supplemented by specialty products that are sourced across the U.S. and the world. Scharffen Berger products are manufactured in Ashland, Oregon. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by DesignPac, located in Melrose Park, Illinois. Our products are distributed from a combination of Company-owned and leased distribution facilities across the country, which are shared by our brands in order to reduce both transit time to customer and overall logistics costs. Dipped berries and other specialty treats for our Shari’s Berries brand are manufactured and fulfilled through our network of drop ship vendors.

Sources and Availability of Raw Materials

The Company’s raw materials consist of ingredients for manufactured products (including various commodities such as sugar, flour, cocoa, eggs, fruit and flowers), packaging supplies, and other supplies used in the manufacturing and transportation processes (such as fuel, natural gas and derivative products). Except for certain crops which are grown in our Harry & David orchards, raw materials used by the Company are purchased from third parties, some of whom are single-source suppliers. The prices we pay, and the availability of these materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. We utilize a global supply chain that includes both U.S. and international suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume we need to meet customer demand, to receive those materials timely through our supply chain and to produce, manufacture and distribute those products determines, in part, our ability to grow the business, and the appeal of our merchandise assortment we offer to our customers.

Seasonality

The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, historically generated over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother’s Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. During fiscal 2024, our fiscal second quarter revenues represented approximately 45% of annual revenues, while our first, third and fourth quarters generated 14%, 21%, and 20% of annual revenues, respectively.

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

In addition, the Company faces intense competition in each of its individual product categories. In the floral industry, there are various providers of floral products, none of which is dominant in the industry. The Company’s competitors include:

●	retail floral shops, some of which maintain toll-free telephone numbers, websites, and mobile applications;
●	online floral retailers and social media platform retailers, as well as retailers offering substitute gift products;
●	catalog companies that offer floral products;
●	floral telemarketers and wire services; and
●	supermarkets, mass merchants and specialty retailers with floral departments.

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

Intellectual Property

The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets.com”, “FruitBouquets.com”, “BloomNet”, "Card Isle", “GreatFood.com”, “The Popcorn Factory”, “Cheryl’s Cookies”, “Mrs. Beasley’s”, “Celebrations Passport”, “Flowerama”, “DesignPac”, “Harry & David”, “Wolferman’s Bakery”, “Moose Munch”, Cushman’s”, “Simply Chocolate”, “Personalization Universe”, “PersonalizationMall”, “Things Remembered”, “Shari’s Berries”, "Scharffen Berger", “SmartGift”, “Vital Choice” and “Alice’s Table”. The Company also has rights to numerous domain names, including: www.1800flowers.com, www.cardisle.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.personalizationuniverse.com, www.personalizationmall.com, www.thingsremembered.com, www.plants.com, www.florists.com, www.greatfoods.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.simplychocolate.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com, www.wolfermans.com, www.vitalchoice.com, www.alicestable.com, www.berries.com, www.sharisberries.com, www.scharffenberger.com, and www.smartgift.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.

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

Human Capital

Employees. We focus on attracting, developing and retaining skilled, diverse talent, including recruiting from among the universities across the markets in which we compete and are generally able to select top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. As of June 30, 2024, the Company had approximately 4,000 full and part-time employees, all located in the United States. During peak periods, the Company substantially increases the number of customer service, manufacturing, and fulfillment personnel. The Company’s employees are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good. Our employees are a key source of our competitive advantage and their actions, guided by our Code of Ethics, are critical to the long-term success of our business.

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

Health, Safety and Wellness. From a workplace safety standpoint, we focus on training, awareness, behavioral-based work observation practices, and culture in our continuous effort to reduce workplace injuries and accidents. We are continually focused on the safety of our associates and have a strong emphasis on identifying and addressing the safety risks to and concerns of our associates.

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

The impact of the COVID-19 pandemic has created significant uncertainty for our business, financial condition and results of operations and for the prices of our publicly traded securities. The extent of the continuing impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including global economic conditions after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior following the pandemic.

Although our business experienced positive growth in our revenues and customer file during much of the COVID-19 pandemic, when many consumers shifted to online shopping, most pandemic-era restrictions have since been lifted, and it is difficult to predict what lasting effects the pandemic and resulting macroeconomic patterns will have on consumer spending patterns and e-commerce generally. We may fail to achieve our previous rate of growth or be unsuccessful in maintaining some or all of the new customers we acquired during the pandemic, which could reduce demand for our products. Any reduced demand for our products or change in customers' purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products, closing of florist or franchise locations, stores, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording charges for our inability to recover or collect any accounts receivable, owned or leased assets, or prepaid expenses.

Increased shipping costs and supply chain disruptions may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers. The Company has established relationships with Federal Express and other common carriers for the delivery of these products. If these carriers continue to increase the prices they charge to ship the Company’s goods, and if the Company is forced to pass these costs on to its customers, or if carrier capacity becomes constrained, due to strikes or otherwise, the Company’s sales could be negatively impacted. In addition, ocean container availability and cost, as well as port and shipping route disruptions could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships, revenues and earnings.

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

A failure to establish and maintain strategic online and social media relationships that generate a significant amount of traffic could limit the growth of the Company’s business. Although the Company expects a significant portion of its online customers will continue to come directly to its website and mobile applications, it will also rely on third party websites, search engines and affiliates with which the Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, the Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. In addition, current or future legislation or changes to third parties’ policies may limit the Company’s ability to effectively reach consumers whose behavior suggests that they might be interested in Company products and may increase the cost of such marketing efforts. The Company’s online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

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

The ripening of our fruits is subject to seasonal fluctuations that could negatively impact profitability. The ripening of our fruits in the Harry & David orchards can happen earlier than predicted due to warmer temperatures during the year. This would result in an oversupply of fruits that we might not be able to sell on a timely basis and could result in significant inventory write-offs. The ripening of the Company’s fruits can also happen later than predicted due to colder temperatures during the year. This can cause a delay in product shipments and not being able to timely meet customer demand during the critical holiday season. Both of these scenarios could adversely affect our business, financial condition and results of operations.

If the Company is unable to hire and retain qualified employees, including key personnel, its business may suffer. The Company’s success is dependent on its ability to hire, retain and motivate highly qualified personnel. Given the competitive labor market, we cannot be assured that we can continue to hire, train and retain a sufficient number of qualified employees at current wage rates. In particular, the Company’s success depends on the continued efforts of its Chief Executive Officer, James F. McCann, as well as its senior management team, which help manage its business. The loss of the services of any of the Company’s executive management or key personnel or its inability to attract qualified additional personnel could cause its business to suffer and force it to expend time and resources in locating and training additional personnel.

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

A failure to dispose of assets or businesses in a timely manner may cause the results of the Company to suffer. The Company continues to evaluate the potential disposition of assets and businesses that may no longer help meet its objectives. When the Company decides to sell assets or a business, it may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of its strategic objectives. Alternatively, the Company may dispose of a business at a price or on terms that are less than it had anticipated. After reaching an agreement with a buyer or seller for the disposition of a business, the Company is subject to satisfaction of pre-closing conditions, which may prevent the Company from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside the Company’s control could affect its future financial results.

Information Technology and Systems

Failure to protect our website, networks and computer systems against disruption and cyber security threats, or otherwise protect our and our customers’ confidential information, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business. We rely extensively on our computer systems for the successful operation of our business, including corporate email communications to and from employees, customers and retail operations, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Our systems are subject to damage or interruption from computer viruses, malicious attacks and other security breaches. The possibility of a cyber-attack on any one or all of these systems is always a serious threat and consumer awareness and sensitivity to privacy breaches and cyber security threats is high. If a cybersecurity incident occurs, or there is a public perception that we have suffered a breach, our reputation and brand could be damaged and we could be required to expend significant capital and other resources to alleviate problems.

As part of our business model, we collect, retain, and transmit confidential information over public networks. In addition to our own databases, we use third party service providers to store, process and transmit this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. We have reasonable and up-to-date security measures in place to protect both our physical facilities and digital systems from attacks. Despite these efforts, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to email our current and potential customers.

If our systems are damaged or fail to function properly or reliably, we may incur substantial interruption, repair or replacement costs, experience data loss or theft and impediments to our ability to conduct our operations. Any material disruptions in our e-commerce presence or information technology systems could have a material adverse effect on our business, financial condition and results of operations.

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

Unexpected system interruptions caused by system failures may result in reduced revenues and harm to the Company’s brand. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its website and in its toll-free customer service centers. The Company’s operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), or similar events. The Company’s systems have in the past, and may in the future, experience:

●	system interruptions;
●	long response times; and
●	degradation in service.

In addition, the Company periodically updates or replaces legacy systems with successor systems.  If the Company fails to timely and successfully effect any such updates, the Company’s order management, fulfillment, or other business processes could experience interruptions.

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

Legal, Regulatory, Tax and Other Risks

Unauthorized use of the Company’s intellectual property by third parties may damage its brands. Unauthorized use of the Company’s intellectual property by third parties may damage its brands and its reputation and may likely result in a loss of customers. It may be possible for third parties to obtain and use the Company’s intellectual property without authorization. Third parties have in the past infringed or misappropriated the Company’s intellectual property or similar proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The Company has been unable to register certain of its intellectual property in some foreign countries and furthermore, the laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.  The protection of the Company's intellectual property may require significant time and expense, and we may not be successful in our efforts.

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

Product liability claims may subject the Company to increased costs. Several of the products the Company sells, including perishable food and alcoholic beverage products, may expose it to product liability claims in the event that the use or consumption of these products results in personal injury or property damage. Although the Company has not experienced any material losses due to product liability claims to date, it may be a party to product liability claims in the future and incur significant costs in their defense. Product liability claims often create negative publicity, which could materially damage the Company’s reputation and its brands. Although the Company maintains insurance against product liability claims, its coverage may be inadequate to cover any liabilities it may incur.

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

A privacy or data security breach could expose us to costly government enforcement actions and private litigation and adversely affect our business. An important component of our business involves the receipt, processing, transmittal, and storage of personal and confidential information about our customers. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff. In addition, security breaches can also occur as a result of intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Any actual or suspected security breach or other compromise of our security measures or those of our third party vendors, whether as a result of banking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a privacy or data breach.

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

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of personal information. We also may choose to comply with, or may be required to comply with, self-regulatory obligations or other industry standards. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations, and laws providing for new privacy and security rights and requirements may be enacted or come into effect in different jurisdictions. These requirements may be enacted, interpreted or applied in a manner that is inconsistent from one jurisdiction to another or in a manner that conflicts with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state or international privacy or consumer protection-related laws, regulations, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others, including claims for statutory damages asserted on behalf of purported classes of affected persons or other liabilities or require us to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to customers, which could materially adversely affect our business, financial condition and operating results.

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

Regulations imposed by the Federal Trade Commission may adversely affect the growth of the Company’s Internet business or its marketing efforts. The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. These regulations may include requirements that the Company establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by the Company. These regulations may also include enforcement and redress provisions. Moreover, even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet. One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above. The Company may become a party to a similar investigation, or the Federal Trade Commission’s regulatory and enforcement efforts, or those of other governmental bodies, which may adversely affect its ability to collect demographic and personal information from users, and could adversely affect its marketing efforts.

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

We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 30, 2024 that remain unresolved.

Item 1C. Cybersecurity

Risk Management and Strategy

In the ordinary course of our business, we utilize technology systems to collect, use, store, and transmit information. The confidentiality, integrity, and availability of the information in our systems is important to our operations, business strategy, and maintaining the trust of our customers, employees and partners. As part of our enterprise risk management program, we have processes in place to identify, assess, and manage material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K.

Our cybersecurity team engages with applicable personnel across the enterprise and utilizes software tools to identify, categorize, and quantify material cybersecurity threat risks.  The team meets regularly to consider new, known, and evolving risks and evaluate the measures in place to mitigate these risks.

Our strategy for managing cybersecurity risk is multifaceted and includes, without limitation: (i) robust security policies and procedures, designed in part to comply with Payment Card Industry, or PCI, rules; (ii) an incident response plan, (iii) comprehensive system security elements and vulnerability scanning; (iv) periodic cybersecurity awareness training and testing for employees and certain contractors; (v) risk management of our third-party suppliers, vendors, and other partners, which includes risk-based diligence and contractual provisions that generally allow for periodic auditing, and (vi) security assessments of any businesses that we acquire.

As part of our cybersecurity risk management program, we periodically engage third parties to evaluate and test our systems, run tabletop exercises to test our incident response processes, provide incident response support if needed, and review our PCI compliance.

We face ongoing risks that, if realized, could materially impact our business, operations and financial results. See our risk factor disclosures in Item 1A of this Annual Report on Form 10-K under the heading “Information Technology and Systems,” which are incorporated by reference herein. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the company, including our business strategy, results of operations, or financial condition.

Governance

The Board of Directors of the Company (the “Board”), as a whole and through its committees, oversees the Company’s risk management process, including operational, financial, legal, strategic, marketing and brand reputation risks. The Technology and Cybersecurity Committee of the Board (the “Committee”) oversees risk management associated with the Company’s information technology use and protection, including data governance, privacy, compliance, and cybersecurity. The Committee comprises Board members with particular expertise in technology and management, equipping them to oversee cybersecurity risks effectively.

The Committee is responsible for the oversight of the Company’s policies and procedures intended to provide security, confidentiality, availability, and integrity of the Company’s information, including with respect to data privacy and the Company’s compliance with applicable data privacy and cybersecurity laws and regulations. The Committee also oversees the quality and effectiveness of the Company’s policies and procedures with respect to its information technology systems and provides oversight on the Company’s policies and procedures in maintaining preparedness for responding to any material incidents. The Committee also periodically coordinates with the Company’s Audit Committee, which reviews risks related to the Company’s information technology systems, including privacy, network security and data security.

The Company’s program to identify, assess, and manage cybersecurity risks is led by our Chief Information Officer, and leverages the expertise of our Chief Financial Officer and General Counsel. Our Chief Information Officer holds a Bachelor of Science in Computer Science and has over 30 years of work experience, with more than 20 years in senior executive roles involving managing information systems, including implementing effective information and cybersecurity programs. Our Chief Information Officer, who reports to our Chief Executive Officer, meets regularly with the executive leadership team regarding topics related to technology operations, including cybersecurity, and also periodically updates the Board and the Committee regarding the Company’s cybersecurity and data privacy risk mitigation plans.

With respect to the prevention, detection, mitigation, and remediation of cybersecurity incidents, our information security team, under the direction of our Chief Information Officer, monitors our information systems, assesses the severity of any incidents it detects or that are otherwise reported, and follows escalation procedures embedded within our incident response plan to inform the Chief Information Officer, other members of management, the Committee, and the Board, each as needed.

Item 2.	PROPERTIES

The table below lists the Company’s material properties at June 30, 2024:

Location	Type	Principal Use	Square Footage	Ownership
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,112,000	owned
Bolingbrook, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	361,176	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Medford, OR	Warehouse	Storage	324,500	leased
Obetz, OH	Warehouse	Distribution	301,176	leased
Atlanta, GA	Warehouse	Manufacturing and distribution	272,821	leased
Groveport, OH	Warehouse	Distribution	255,070	leased
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Hebron, OH	Warehouse	Storage	116,000	leased
Burr Ridge, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	109,722	leased
Jericho, NY	Office	Headquarters	92,700	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Reno, NV	Warehouse	Distribution	70,000	leased
Memphis, TN	Warehouse	Distribution	70,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1,705 (acres)	owned
Jackson County, OR	Land	Fallow land	1,476 (acres)	owned
Josephine County, OR	Orchards	Farming	67 (acres)	owned
Josephine County, OR	Land	Fallow land	112 (acres)	owned

Item 3.	LEGAL PROCEEDINGS

See Note 17 in Part IV, Item 15 for details.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

1-800-FLOWERS.COM’s Class A common stock trades on The NASDAQ Global Select Market under the ticker symbol “FLWS.” There is no established public trading market for the Company’s Class B common stock.

Rights of Common Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions.  During Fiscal 2023 and 2022, 181,393 and 904,000 shares of Class B common stock, respectively, were converted into shares of Class A common stock.  During Fiscal 2024, no shares of Class B common stock were converted into shares of Class A common stock.

Holders

As of August 30, 2024, there were approximately 190 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of August 30, 2024, there were 12 stockholders of record of the Company’s Class B common stock.

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of$10.4 million (1,079,415 shares), $1.2 million (147,479 shares), and $38.2 million (1,592,555 shares) during the fiscal years ended June 30, 2024, July 2, 2023, and July 3, 2022, respectively, under this program. As of June 30, 2024,$21.6 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the fiscal year 2024, which includes the period July 3, 2023 through June 30, 2024:

			Total Number
			of Shares
			Purchased as	Dollar Value of
			Part of	Shares
	Total Number		Publicly	that May Yet
	of	Average Price	Announced	Be Purchased
	Shares	Paid Per Share	Plans or	Under the Plans
Period	Purchased	(1)	Programs	or Programs
	(in thousands, except shares and average price paid per share)

07/03/23 – 07/30/23	-	$-	-	$31,965
07/31/23 – 08/27/23	-	$-	-	$31,965
08/28/23 – 10/01/23	10,483	$7.08	10,483	$31,890
10/02/23 – 10/29/23	-	$-	-	$31,890
10/30/23 – 11/26/23	272,978	$8.56	272,978	$29,549
11/27/23 – 12/31/23	240,000	$9.85	240,000	$27,178
01/01/24 – 01/28/24	180,000	$10.38	180,000	$25,305
01/29/24 – 02/25/24	124,823	$10.10	124,823	$24,040
02/26/24 – 03/31/24	120,000	$10.42	120,000	$22,787
04/01/24 – 04/28/24	100,000	$9.27	100,000	$21,857
04/29/24 – 05/26/24	31,131	$9.15	31,131	$21,571
05/27/24 – 06/30/24	-	$-	-	$21,571
Total	1,079,415	$9.60	1,079,415

(1)	Average price per share excludes commissions and other transaction fees.

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

Business Segments

The Company operates in the following three business segments: Consumer Floral & Gifts, Gourmet Foods & Gift Baskets, and BloomNet. The Consumer Floral & Gifts segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, PersonalizationMall, Things Remembered, FruitBouquets.com, Flowerama and Alice’s Table, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David, Wolferman’s Bakery, Vital Choice, Moose Munch, Cheryl’s Cookies, Mrs. Beasley’s, The Popcorn Factory, DesignPac, 1-800-Baskets.com, Simply Chocolate, Shari’s Berries, and Scharffen Berger. The BloomNet segment includes the operations of BloomNet, Napco, and Card Isle.

Fiscal 2024 Results

Fiscal 2024, was a challenging year from a top-line perspective due to lower demand across all segments.  Consumers continued to moderate their discretionary purchases in the face of macroeconomic pressures as they remain pressured by persistent inflation, higher interest rates, and the resumption of student loan repayments. The downward trend in “Everyday” demand and, to a lesser extent, “Holiday” demand, which began in the latter half of fiscal 2022, persisted throughout fiscal 2024. The Company did see the consumer spend increase during the fiscal 2024 holiday season, but at softer than anticipated levels and later in the holiday period.  However, the Company has benefited from favorable product mix, as higher income customers continued to purchase higher-end product offerings.

During fiscal 2024, net revenues declined by $186.4 million, or 9.2%, to $1,831.4 million, compared to fiscal 2023, primarily due to the aforementioned slowing demand for everyday gifting occasions as discretionary income remains under pressure and consumers continue to moderate their spending.  The lower revenues were also due to the prudent use of promotional offerings and advertising campaigns that balance the long-term goals of the Company with strategies to improve gross margins and stabilize bottom-line metrics.

In fiscal 2024, the Company did experience less volatility in freight, labor, and certain commodity costs.  This along with the Company's logistics optimization efforts, have driven significant improvements in the Company’s margins, with fiscal 2024 gross margins improving throughout the year and ending at 40.1%; a 260-basis point improvement over fiscal 2023.

Net loss was $6.1 million, compared with a net loss of $44.7 million in fiscal 2023.  Adjusted EBITDA for fiscal 2024 was $93.1 million, compared with $91.2 million in fiscal 2023, reflecting the improvement in Adjusted EBITDA of $1.9, driven by improvements in gross margin and operating expense efficiencies that offset the revenue decline noted above (See Reconciliation of net loss to adjusted EBITDA (non-GAAP) below).

Goodwill and Intangible Asset Impairment

During the second quarter of fiscal 2024, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename, as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename.

During the third quarter of fiscal 2023, the Company evaluated whether events or circumstances had changed such that it would indicate it was more likely than not that its goodwill, intangible and other long-lived assets of the Gourmet Foods & Gift Baskets reporting units fair values were less than their carrying amounts. After considering the continuing pressures on consumer discretionary spending, ongoing geopolitical events, the current inflationary macro-economic conditions, related cost input headwinds that have negatively impacted the Company’s gross margins, and resulting downward revisions to its forecast, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023, and recorded a non-cash adjustment to fully impair the related goodwill ($62.3 million), and partially impaired certain tradenames ($2.3 million) within the reporting unit – see Note 6 – Goodwill and Intangible Assets in Item 15.

Acquisition of Card Isle

On April 3, 2024, the Company completed its acquisition of certain assets of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands.  The Company used cash on its balance sheet to fund the $3.6 million purchase.  Card Isle annual revenue, based on its most recently available financial information, is deemed immaterial to the Company's consolidated financial statements – see Note 4 – Acquisitions in Item 15 .

Acquisition of Things Remembered

On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered brand, a provider of personalized gifts, whose operations have been integrated within the PersonalizationMall.com brand, in the Consumer Floral & Gifts segment. The Company used cash on hand to fund the $5.0 million purchase, which included the intellectual property, customer list, certain inventory, and equipment. The acquisition did not include Things Remembered retail stores. Things Remembered’s annual revenues from its ecommerce operations, based on its most recently available unaudited financial information was $30.4 million for the twelve months ended November 30, 2022  – see Note 4 – Acquisitions in Item 15 .

Acquisition of Alice’s Table

On December 31, 2021, the Company completed its acquisition of Alice's Table LLC (“Alice’s Table”), a lifestyle business offering fully digital livestreaming and on demand floral, culinary and other experiences to guests across the country. The Company utilized existing cash of $0.8 million, converted the existing accounts receivable from Alice’s Table of $0.3 million and its previous $0.3 million cost method investment in Alice’s Table, in order to acquire 100% ownership in Alice’s Table, which included tradenames, customer lists, websites and operations. Alice’s Table revenues were approximately $3.8 million during its fiscal twelve-month period ended September 30, 2021 – see  Note 4 – Acquisitions in Item 15 .

Acquisition of Vital Choice

On October 27, 2021, the Company completed its acquisition of Vital Choice Seafood LLC (“Vital Choice”), a provider of wild-caught seafood and sustainably farmed shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements. The Company utilized its credit facility to fund the $20.0 million purchase, which included tradenames, customer lists, websites and operations. Vital Choice revenues were approximately $27.8 million during its most recent year ended December 31, 2020 – see Note 4 – Acquisitions in Item 15.

Fiscal 2025 Guidance

For Fiscal 2025, with a sustained challenging consumer environment, the Company expects revenues trends to improve as the fiscal year progresses benefitting from the company’s Relationship Innovation initiatives that have expanded the Company’s product offerings, broadened price points, and enhanced the user experience, combined with increased marketing spend.  Additionally, the guidance assumes increased incentive compensation expense.

As a result, the Company expects Fiscal 2025:

•  Total revenues on a percentage basis to be in a range of flat to a decrease in the low-single digits, as compared with the prior year;

•  Adjusted EBITDA to be in a range of $85 million to $95 million; and

•  Free Cash Flow to be in a range of $45 million to $55 million.

Definitions of non-GAAP financial measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures, and reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures. These non-GAAP financial measures are referred to as “non-GAAP”, “adjusted” or “on a comparable basis” below, as these terms are used interchangeably. Reconciliations for forward-looking figures would require unreasonable efforts at this time because of the uncertainty and variability of the nature and amount of certain components of various necessary GAAP components, including, for example, those related to compensation, tax items, amortization or others that may arise during the year, and the Company’s management believes such reconciliations would imply a degree of precision that would be confusing or misleading to investors. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The lack of such reconciling information should be considered when assessing the impact of such disclosures.

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

The following table presents the EBITDA and adjusted EBITDA for fiscal years ended June 30, 2024 and July 2, 2023. For EBITDA and adjusted EBITDA for the fiscal year ended July 3, 2022, please refer to our Annual Report on Form 10-K for the fiscal year ended July 3, 2022.

Reconciliation of net loss to adjusted EBITDA (non-GAAP):	Years Ended
	June 30,	July 2,
	2024	2023
	(in thousands)
Net loss	$(6,105)	$(44,702)
Add: Interest expense and other expense, net	3,830	11,751
Add: Depreciation and amortization	53,752	53,673
Add: Income tax expense (benefit)	203	(2,060)
EBITDA	51,680	18,662
Add: Stock-based compensation	10,688	8,334
Add: Compensation charge related to NQDC plan investment appreciation (depreciation)	6,904	(822)
Add: Goodwill and intangible impairment	19,762	64,586
Add: Transaction costs	269	444
Add: Restructuring cost/Severance	2,564	-
Add: Litigation settlement	1,200	-
Adjusted EBITDA	$93,067	$91,204

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

The following table presents the adjusted net income for fiscal years ended June 30, 2024 and July 2, 2023. For adjusted net income for fiscal year ended July 3, 2022, please refer to our Annual Report on Form 10-K for the fiscal year ended July 3, 2022.

Reconciliation of net loss to adjusted net income (non-GAAP):	Years Ended
	June 30,	July 2,
	2024	2023
	(in thousands)
Net loss	$(6,105)	$(44,702)
Adjustments to reconcile net loss to adjusted net income (non-GAAP)
Add: Transaction costs	269	444
Add: Restructuring cost/Severance	2,564	-
Add: Litigation settlement	1,200	-
Add: Goodwill and intangible impairment	19,762	64,586
Deduct: Income tax effect on adjustments	(6,079)	(6,899)
Adjusted net income (non-GAAP)	$11,611	$13,429

Basic and diluted net loss per common share	$(0.09)	$(0.69)

Basic and diluted adjusted net income per common share (non-GAAP)	$0.18	$0.21

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net income per common share	64,586	64,688

Segment contribution margin and adjusted segment contribution margin

We define segment contribution margin as earnings before interest, taxes, depreciation and amortization, before the allocation of corporate overhead expenses. Adjusted segment contribution margin is defined as segment contribution margin adjusted for certain items affecting period-to-period comparability.  When viewed together with our GAAP results, we believe segment contribution margin and adjusted segment contribution margin provide management and users of the financial statements meaningful information about the performance of our business segments.

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

The following table presents the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments, for fiscal years ended June 30, 2024 and July 2, 2023. For segment contribution margin and adjusted segment contribution margin for the fiscal year ended July 3, 2022, please refer to our Annual Report on Form 10-K for the fiscal year ended July 3, 2022.

	Years Ended

						As		Goodwill
						Adjusted		and		As Adjusted
		Litigation	Transaction	Intangible	Restructuring cost/	(non-GAAP)		Intangible	Transaction	(non-GAAP)%
	June 30, 2024	Settlement	Costs	Impairment	Severance	June 30, 2024	July 2, 2023	Impairment	Costs	July 2, 2023	Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$849,791	$-	$-	$-	$-	$849,791	$920,510	$-	$-	$920,510	-7.7%
BloomNet	107,802					107,802	133,183			133,183	-19.1%
Gourmet Foods & Gift Baskets	874,262					874,262	965,191			965,191	-9.4%
Corporate	796					796	375			375	112.3%
Intercompany eliminations	(1,230)					(1,230)	(1,406)			(1,406)	12.5%
Total net revenues	$1,831,421	$-	$-	$-	$-	$1,831,421	$2,017,853	$-	$-	$2,017,853	-9.2%

Gross profit:
Consumer Floral & Gifts	$346,951			$-	$-	$346,951	$363,342	$-	$-	$363,342	-4.5%
	40.8%					40.8%	39.5%			39.5%

BloomNet	51,999					51,999	56,879			56,879	-8.6%
	48.2%					48.2%	42.7%			42.7%

Gourmet Foods & Gift Baskets	334,870					334,870	336,764			336,764	-0.6%
	38.3%					38.3%	34.9%			34.9%

Corporate	933					933	541			541	72.5%
	117.2%					117.2%	144.3%			144.3%

Total gross profit	$734,753	$-	$-	$-	$-	$734,753	$757,526	$-	$-	$757,526	-3.0%
	40.1%	-	-	-	-	40.1%	37.5%	-	-	37.5%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$67,278			$19,762	$630	$87,670	$95,535	$-	$-	$95,535	-8.2%
BloomNet	33,766				69	33,835	37,197			37,197	-9.0%
Gourmet Foods & Gift Baskets	84,508				538	85,046	12,895	64,586		77,481	9.8%
Segment Contribution Margin Subtotal	185,552	-	-	19,762	1,237	206,551	145,627	64,586	-	210,213	-1.7%
Corporate (b)	(133,872)	1,200	269		1,327	(131,076)	(126,965)		444	(126,521)	-3.6%
EBITDA (non-GAAP)	51,680	1,200	269	19,762	2,564	75,475	18,662	64,586	444	83,692	-9.8%
Add: Stock-based compensation	10,688					10,688	8,334			8,334	28.2%
Add: Compensation charge related to NQDC Plan Investment Appreciation (Depreciation)	6,904					6,904	(822)			(822)	939.9%
Adjusted EBITDA (non-GAAP) (c)	$69,272	$1,200	$269	$19,762	$2,564	$93,067	$26,174	$64,586	$444	$91,204	2.0%

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

(c)	See reconciliation of the Company's net loss to adjusted EBITDA (non-GAAP) above.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Year ended
	June 30,	July 2,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$94,999	$115,351
Capital expenditures	(38,632)	(44,646)
Free Cash Flow	$56,367	$70,705

Results of Operations

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2024 and 2023, which ended on June 30, 2024 and July 2, 2023, respectively, each consisted of 52 weeks. Fiscal year 2022, which ended on July 3, 2022, consisted of 53 weeks.

Net Revenues

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)
Net revenues:
E-Commerce	$1,614,199	-7.5%	$1,744,622	-9.8%	$1,934,648
Other	217,222	-20.5%	273,231	-%	273,237
	$1,831,421	-9.2%	$2,017,853	-8.6%	$2,207,885

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

During the fiscal year ended June 30, 2024, net revenues decreased 9.2% in comparison to the prior year, due to lower order volume across all segments, reflecting a continuation of the trends that we have experienced over the last two years, as discretionary income remains pressured and consumers continue to moderate their spending.  Contributing to this decline was the prudent use of advertising spend, to balance the long-term goals of the Company with strategies to improve gross margins and tightly control operating expenses during this challenging economic environment.

During the fiscal year ended July 2, 2023, net revenues decreased 8.6% in comparison to the prior year, due to lower order volume across all segments, as discretionary income was pressured as discussed above, combined with the prudent use of promotional offerings and advertising campaigns.

Disaggregated revenue by channel follows:

Years Ended
	Consumer Floral &						Gourmet Foods &			Corporate and
	Gifts			BloomNet			Gift Baskets			Eliminations		Consolidated
	June 30,	July 2,	%	June 30,	July 2,	%	June 30,	July 2,	%	June 30,	July 2,	June 30,	July 2,	%
	2024	2023	Change	2024	2023	Change	2024	2023	Change	2024	2023	2024	2023	Change
	(dollars in thousands)
Net revenues
E-commerce	$840,569	$911,302	-7.8%	$-	$-	-	$773,630	$833,320	-7.2%	$-	$-	$1,614,199	$1,744,622	-7.5%
Other	9,222	9,208	0.2%	107,802	133,183	-19.1%	100,632	131,871	-23.7%	(434)	(1,031)	217,222	273,231	-20.5%
Total net revenues	$849,791	$920,510	-7.7%	$107,802	$133,183	-19.1%	$874,262	$965,191	-9.4%	$(434)	$(1,031)	$1,831,421	$2,017,853	-9.2%

Other revenues detail
Retail and other	9,222	9,208	0.2%	-	-	-	9,534	9,751	-2.2%	-	-	18,756	18,959	-1.1%
Wholesale	-	-	-	42,362	50,075	-15.4%	91,098	122,120	-25.4%	-	-	133,460	172,195	-22.5%
BloomNet services	-	-	-	65,440	83,108	-21.3%	-	-	-	-	-	65,440	83,108	-21.3%
Corporate	-	-	-	-	-	-	-	-	-	796	375	796	375	112.3%
Eliminations	-	-	-	-	-	-	-	-	-	(1,230)	(1,406)	(1,230)	(1,406)	12.5%
Total other revenues	$9,222	$9,208	0.2%	$107,802	$133,183	-19.1%	$100,632	$131,871	-23.7%	$(434)	$(1,031)	$217,222	$273,231	-20.5%

Revenue by sales channel:

●

E-commerce revenues (combined online and telephonic) decreased 7.5% during fiscal 2024, primarily as a result of a decline in demand for “Everyday” gifts across all our segments, attributable to the macro-economic conditions noted above, which have negatively impacted consumer discretionary spending, combined with planned reductions in advertising spend. Lower order volumes (18.8 million, -9.9% vs. prior year) were slightly offset by higher average order value ($85.70, +2.7% vs prior year) as a result of product mix trending into higher price point items, including bundles, and customer mix with higher income customers buying at a higher rate than lower income customers.

E-commerce revenues decreased 9.8% during fiscal 2023, primarily as a result of a decline in demand due to the macro-economic conditions noted above, which have negatively impacted consumer discretionary spending, combined with planned reductions in advertising spend. Lower order volumes (20.9 million, -14.9% vs. prior year) were slightly offset by higher average order value ($83.42, +5.9% vs prior year) as the Company prioritized earnings over sales goals, strategically increasing price points where possible in a challenging economic environment, to help offset rising costs.

●

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its 1-800-Flowers.com Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues decreased 20.5% during fiscal 2024 primarily due to lower order volume from big box retailers, as well as lower BloomNet Wholesale and Service revenues.  The lower service revenues were due to lower shop-to-shop volumes.

Other revenues were consistent with prior year during fiscal 2023 as lower BloomNet revenues attributable to a decline in wholesale product, transaction and directory sales, were offset by increased wholesale product demand within the Gourmet Foods & Gift Baskets segment, as consumers returned to in person “brick-and-mortar” shopping.

Revenue by segment:

Consumer Floral & Gifts, – this segment, which includes the operations of the 1-800-Flowers.com, as well as PersonalizationMall, Alice’s Table, and Things Remembered brands derives revenue primarily from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues decreased 7.7% during fiscal 2024, due to the continued reduction of “Everyday” product demand, and weaker than anticipated Valentine’s Day and Mother’s Day demand, as consumers’ available discretionary income remains strained in the current inflationary environment, combined with planned reductions in advertising spend, as our brands focused their efforts on improving gross margin and operating spend efficiency, in the face of softening demand. Despite these challenges, the 1-800-Flowers and PersonalizationMall brands were able to maintain much of the sales gains achieved during the pandemic and drive market share gains as a result of increased recognition and relevance for gifting and connective occasions and continued emphasis on existing customers as our Celebrations Passport loyalty program has increased cross-brand frequency, retention, and customer lifetime value.

Net revenues decreased 13.1% during fiscal 2023, due to the reduction of “Everyday” product demand, and weaker Valentine’s Day and Mother’s Day demand, as discussed above, combined with planned reductions in advertising spend.

BloomNet – revenues in this segment are derived from membership fees, as well as other product and service offerings to florists.

Net revenues decreased 19.1% during fiscal 2024, due to soft wholesale product sales, as the result of weakness in demand across the industry and lower Service revenue.  The lower service revenue was attributable to reduced membership/transaction fee revenues, as well as lower florist-to-florist revenue associated with a decline in order volume processed through the network, and lower directory services ad revenues.

Net revenues decreased 8.6% during fiscal 2023 due to soft wholesale product sales, as well as service revenues attributable to reduced membership/transaction fee revenues associated with a decline in order volume processed through the network, and lower directory services ad revenues.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s Bakery, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets.com/DesignPac, Shari’s Berries, and Vital Choice. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s Cookies brand names, as well as wholesale operations.

Net revenues decreased 9.4% during fiscal 2024, as e-commerce declined 7.2% due to lower consumer demand, as a result of macro-economic weakness, which has significantly reduced “Everyday” occasion volumes, combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margins and operating spend efficiency in the face of softening demand. The unfavorable revenue trend was attributable to lower order volume, partially offset by favorable average order value as a result of product mix including more bundles and other higher priced offerings as higher income customers continued to buy at a higher rate. Wholesale/Retail channel revenues were unfavorable to prior year primarily due to lower order volume from big box retailers.

Net revenues decreased 3.9% during fiscal 2023 due to lower e-commerce consumer demand, as a result of macro-economic weakness discussed above, combined with planned reductions in advertising spend. The unfavorable revenue trend was attributable to lower order volume, partially offset by favorable average order value as a result of strategic price increases and product mix, although promotional activity was increased in order to reduce inventory levels. This segment has seen the most dramatic reductions in “EveryDay” volumes, due to the disproportionate impact of the macro-economic conditions noted above, combined with the fact that it also experienced the highest growth rates during the Pandemic when food gifts/self-consumption peaked. Wholesale/Retail channel revenues were slightly favorable to prior year as consumers returned to in person “brick-and-mortar” shopping.

Gross Profit

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)

Gross profit	$734,753	-3.0%	$757,526	-7.8%	$821,738
Gross margin %	40.1%		37.5%		37.2%

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

Gross profit decreased 3.0% during fiscal 2024 due to the lower revenues noted above, partially offset by a higher gross margin percentage, driven by favorable product mix, lower freight costs, a decline in commodity costs, and the Company’s logistics optimization efforts. Gross margins improved throughout the year ending at 40.1%; a 260-basis point improvement over fiscal 2023.

Gross profit decreased 7.8% during fiscal 2023 due to the lower revenues noted above, partially offset by a higher gross margin percentage, driven by improvements across all three segments. Although the Company continued to face inflationary pressures in the form of higher commodity costs (although certain commodities began declining during our third quarter), fuel and related third party shipping rates, in addition to the challenges required to work down inventory levels, rates on ocean containers have come down significantly off of their Fiscal 2022 peak, and the Company has focused on improving the variables within its control, implementing strategic initiatives designed to mitigate the impact of these factors, including pricing initiatives across our product assortment, implementing logistics optimization programs to enhance our outbound shipping operations and manage rising third-party shipping costs and deploying automation to increase throughput and efficiency and address the high cost of labor.

Consumer Floral & Gifts segment – Gross profit in fiscal 2024  decreased in comparison to prior year by 4.5%, due to the unfavorable revenues noted above, partially offset by favorable gross profit percentage attributable to favorable product mix into higher margin direct fulfilled sales, favorable fulfillment costs, as well as lower inbound and outbound shipping cost.

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

BloomNet segment – Gross profit in fiscal 2024 from the BloomNet segment decreased in comparison to prior year by 8.6%, due to the unfavorable revenues noted above, partially offset by an increase in gross margin percentage. Gross margin percentage was higher than prior year due to lower florist rebates, which was driven by the lower shop-to-shop volume mainly from partners that carried higher contracted rates.  In addition, wholesale margins, improved as a result of strategic pricing initiatives and lower cost of merchandise due to more favorable ocean freight rates.

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

Gourmet Foods & Gift Baskets segment – Gross profit in fiscal 2024 decreased in comparison to prior year by 0.6%, due to the unfavorable revenues noted above, partially offset by favorable gross profit percentage. The favorable gross profit percentage was primarily due to lower delivery and shipping costs as logistical initiatives allowed the group to decrease shipping costs. Favorable cost of merchandise (favorable inbound ocean freight and lower commodity costs), along with the Company's inventory and labor optimization efforts, also contributed to the improved margin percentage.  In addition, the brand benefited from favorable product mix due to the continued gap in buying behavior of higher income customers continuing to purchase higher priced merchandise with strong margins, while lower income customers continue to tighten their discretionary spending.

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

Marketing and Sales Expense

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)

Marketing and sales	$485,016	-3.2%	$500,840	-12.4%	$571,661
Percentage of sales	26.5%		24.8%		25.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 3.2% during fiscal 2024 due to lower variable portal expenses and labor efficiencies, which was partially offset by higher general advertising expenses, as the brands reallocated dollars from less effective bottom of the funnel advertising to other areas to generate additional revenue in a challenging and competitive environment.

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

Technology and Development Expense

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)

Technology and development	$60,235	-0.8%	$60,691	7.3%	$56,561
Percentage of sales	3.3%		3.0%		2.6%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expenses decreased by 0.8% during fiscal 2024, primarily due to reduced labor and consulting costs, offset in part by increased maintenance and support for the Company's technology platform.

Technology and development expenses increased by 7.3% during fiscal 2023, primarily due to higher maintenance and support for the Company’s technology platform, as well as higher labor costs due to annual increases.

During the fiscal years 2024, 2023 and 2022, the Company expended $86.8 million, $85.8 million and $83.2 million, respectively, on technology and development, of which $26.6 million, $25.1 million and $26.6 million, respectively, has been capitalized.

General and Administrative Expense

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)

General and administrative	$118,060	4.7%	$112,747	10.2%	$102,337
Percentage of sales	6.4%		5.6%		4.6%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expense increased 4.7% during fiscal 2024, primarily due to higher labor costs due to a change in the value of the Company’s NQDC investments - refer to equal offset in “Other expense (income), net”, as well as severance costs related to an enterprise reduction in workforce.  This was partially offset by lower professional fees related to litigation and acquisition costs, and lower bad debts expense primarily related to reserves for certain big box retailers and florists taken in fiscal 2023.

General and administrative expense increased 10.2% during fiscal 2023, primarily due to: (i) higher labor costs due to a change in the value of the Company’s NQDC investments - refer to equal offset in “Other expense (income), net”, (ii) higher professional fees due to litigation costs, and (iii) higher bad debts expense primarily related to reserves for certain big box retailers and florists.

Depreciation and Amortization

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)

Depreciation and amortization	$53,752	0.1%	$53,673	9.4%	$49,078
Percentage of sales	2.9%		2.7%		2.2%

Depreciation and amortization expense for fiscal 2024 is in-line with the prior year.

Depreciation and amortization expense increased 9.4% during fiscal 2023, due to recent increases in distribution facility automation projects, and IT-related e-commerce/platform enhancements, as well as incremental depreciation and amortization associated with recent acquisitions.

Goodwill and Intangible Impairment

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)
Goodwill and intangible impairment	$19,762	-69.4%	$64,586	-%	$-

During fiscal 2024, the Company recorded a non-cash impairment charge of $19.8 million related to its PersonalizationMall trademark, due to a decline in the actual and projected revenue, combined with a higher discount rate resulting from the higher interest rate environment.

During fiscal 2023, the Company recorded a non-cash impairment charge of $64.6 million related to its Gourmet Foods & Gift Baskets reporting unit. The Company fully impaired the related goodwill and partially impaired certain tradenames within the reporting unit.

See Note 6 in Part IV, Item 15 for additional information.

Interest Expense, net

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)
Interest expense, net	$10,623	-3.0%	$10,946	93.2%	$5,667

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 9 in Part IV, Item 15 for details), net of income earned on the Company’s available cash balances.

Interest expense, net in fiscal 2024 is in-line with the prior year.

Interest expense, net increased 93.2% during fiscal 2023, due to higher interest rates and higher working capital borrowings during the year, partially offset by favorable interest earned on available cash balances.

Other expense (income), net

	Years Ended
	June 30, 2024	% Change	July 2, 2023	% Change	July 3, 2022
	(dollars in thousands)
Other expense (income), net	$(6,793)	-943.9%	$805	-84.9%	$5,332

Other (income), net during fiscal 2024 consists primarily of the gain on the Company's NQDC investments (for which the offsetting expense was recorded in the general and administration expense line item).

Other expense, net during fiscal 2023 consists primarily of a loss on the Company's NQDC investments (for which the offsetting credit was recorded in the general and administration expense line item).

Income Taxes

The Company recorded income tax expense of $0.2 million during fiscal 2024, an income tax benefit of $2.1 million in fiscal 2023, and income tax expense of $1.5 million in fiscal 2022, resulting in an effective tax rate of (3.4%), 4.4% and 4.8%, respectively. The Company’s effective tax rate for fiscal 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state taxes, increases in valuation allowances, and tax shortfalls related to stock-based compensation, partially offset by enhanced deductions and various tax credits.  The Company’s effective tax rate for fiscal 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of the non-deductible portion of the Company’s impairment charge, as well as state income taxes and non-deductible expenses for executive compensation, tax shortfalls related to stock-based compensation, partially offset by enhanced deductions and various tax credits. The Company’s effective tax rate for fiscal 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from stock-based compensation and various tax credits, partially offset by state income taxes and nondeductible expenses for executive compensation. Further impacting fiscal 2022, was a reduction in the Company’s valuation allowance, offset in part by the expiration of capital loss carryforwards, as well as enhanced deductions.

At June 30, 2024, the Company’s federal enhanced deduction carryforwards were $3.6 million, tax effected, which if not utilized will begin to expire in 2027.  At June 30, 2024, the Company’s state and foreign net operating loss carryforwards were $2.9 million and $1.3 million, tax effected, respectively, which if not utilized will begin to expire in fiscal 2025 and fiscal 2034, respectively.

Liquidity and Capital Resources

Liquidity and borrowings

The Company’s principal sources of liquidity are cash on hand, cash flows generated from operations and borrowings available under the Company’s credit agreement (see Note 9 in Part IV, Item 15 for details). At June 30, 2024, the Company had working capital of $157.9 million, including cash and cash equivalents of $159.4 million, compared to working capital of $152.9 million, including cash and cash equivalents of $126.8 million at July 2, 2023.

As of June 30, 2024, there were no borrowings outstanding under the Company’s Revolver.

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

Based on our year-end cash balances, including the incremental term loan referenced above, combined with projected cash flows, the Company expects to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases during the first quarter of fiscal 2025. The Company expects to be able to repay all working capital borrowings prior to the end of the second quarter of fiscal 2025.

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

Cash Flows

Net cash provided by operating activities of $95.0 million for fiscal 2024 was primarily attributable to the Company’s net loss, adjusted by a non-cash charge for an intangible asset impairment, depreciation and amortization, bad debt expense and stock-based compensation, net of deferred income taxes, combined with net working capital generated primarily from a decrease in inventories, and an increase in accounts payable and accrued expenses.

Net cash used in investing activities of $42.3 million was attributable to capital expenditures primarily related to the Company's technology and automation initiatives, and the acquisition of Card Isle as noted above.

Net cash used in financing activities of $20.1 million related to net repayment of bank borrowings of $10.0 million, and the acquisition of $10.4 million of treasury stock.

Free Cash Flow

Free cash flow was $56.4 million for fiscal 2024, compared with free cash flow of $70.7 million for fiscal 2023, a decrease of $14.3 million primarily driven by a decrease in cash flows from operations. Refer to "Definitions of non-GAAP financial measures" for reconciliation of non-GAAP results to applicable GAAP results.

Stock Repurchase Program

See Item 5 in Part II for details.

Contractual Obligations

At June 30, 2024, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2025	2026	2027	2028	2029	Thereafter	Total
Purchase commitments	$156,940	$9,722	$5,202	$3,447	$3,447	$-	$178,758

Critical Accounting Estimates

The Company’s discussion and analysis of its financial position and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We consider accounting estimates to be critical if both: (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Our critical accounting estimates relate to goodwill, other intangible assets and income taxes. Management of the Company has discussed the selection of critical accounting estimates and the effect of estimates with the audit committee of the Company’s board of directors.

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

The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited, to economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If, after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.

See Note 6 – Goodwill and Intangible Assets, in Part IV, Item 15, for further information.

Income Taxes

The Company uses the asset and liability method to account for income taxes. The Company has established deferred tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company also has net operating loss carryforwards and credit carryforwards in multiple jurisdictions and has recognized deferred assets for those losses and credits.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  In completing this evaluation, the Company considers available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, the time period over which our temporary differences will reverse, the implementation of feasible and prudent tax planning strategies, and expectations for future pre-tax operating income. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.

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

See Note 11– Income Taxes, in Part IV, Item 15, for further information.

Recently Issued Accounting Pronouncements

See Note 2 in Part IV, Item 15 for details regarding the impact of accounting standards that were recently issued on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $1.1 million during the fiscal year ended June 30, 2024.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024.

The Company’s independent registered public accounting firm, BDO USA, P.C., audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. BDO USA, P.C.’s report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 is set forth below.

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

Changes in Internal Control Over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Jericho, NY

Opinion on Internal Control over Financial Reporting

We have audited 1-800-FLOWERS.COM, Inc.'s (the “Company’s”) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2024 and July 2, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and schedule and our report dated September 6, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Melville, New York

September 6, 2024

Item 9B.	OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended June 30, 2024, none of the directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement", as defined in the item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III with respect to directors, executive officers, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

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

The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Melville, NY; PCAOB ID#243)	F-1
Consolidated Balance Sheets as of June 30, 2024 and July 2, 2023	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years endedJune 30, 2024, July 2, 2023 and July 3, 2022	F-3
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2024, July 2, 2023 and July 3, 2022	F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2024, July 2, 2023 and July 3, 2022	F-5
Notes to Consolidated Financial Statements	F-6

(a) (2) Index to Financial Statement Schedule:

Schedule II- Valuation and Qualifying Accounts	F-28

All other information and financial statement schedules are omitted because they are not applicable, or required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) Index to Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the reference in parentheses. All other exhibits are filed herewith. Exhibits 10.1, 10.2, 10.3, 10.4. 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.14, 10.15, 10.16, and 10.17 are management contracts or compensatory plans or arrangements.

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

*10.14	James F. McCann Consent Letter, dated June 29, 2023 (Annual Report on Form 10-K for the fiscal year ended July 2, 2023 filed on September 15, 2023, Exhibit 10.14)
*10.15	Christopher G. McCann Resignation Letter, dated June 29, 2023 (Annual Report on Form 10-K for the fiscal year ended July 2, 2023 filed on September 15, 2023, Exhibit 10.15)
*10.16	Consulting Agreement, dated as of December 20, 2023, between 1-800-FLOWERS.COM, Inc., and Hanft Ideas LLC and Adam Hanft. (Quarterly Report on Form 10-Q filed on February 8, 2024, Exhibit 10.1)
*10.17	Appointment Letter from 1-800-FLOWERS.COM, Inc. to Christopher G. McCann, dated December 31, 2023 (Current Report on Form 8-K filed on January 2, 2024, Exhibit 99.1)
19.1	Policy on the Prevention of Insider Trading for 1-800-FLOWERS.COM, Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	1-800-FLOWERS.COM, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 6, 2024	1-800-FLOWERS.COM, Inc. By: /s/ James F. McCann James F. McCann Executive Chairman, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 6, 2024	By: /s/ James F. McCann James F. McCann Executive Chairman, Chief Executive Officer (Principal Executive Officer)

Dated: September 6, 2024	By: /s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 6, 2024	By: /s/ Christopher G. McCann Christopher G. McCann Director

Dated: September 6, 2024	By: /s/ Celia R. Brown Celia R. Brown Director

Dated: September 6, 2024	By: /s/ James A. Cannavino James A. Cannavino Director

Dated: September 6, 2024	By: /s/ Dina M. Colombo Dina Colombo Director

Dated: September 6, 2024	By: /s/ Eugene F. DeMark Eugene F. DeMark Director

Dated: September 6, 2024	By: /s/ Leonard J. Elmore Leonard J. Elmore Director

Dated: September 6, 2024	By: /s/ Adam Hanft Adam Hanft Director

Dated: September 6, 2024	By: /s/ Stephanie Redish Hofmann Stephanie Redish Hofmann Director

Dated: September 6, 2024	By: /s/ Christina Shim Christina Shim Director

Dated: September 6, 2024	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1-800-FLOWERS.COM, Inc.

Jericho, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. (the “Company”) as of June 30, 2024 and July 2, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and July 2, 2023 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 6, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Indefinite-lived Intangible Asset – PersonalizationMall Tradename

As described in Note 2 and Note 6 to the consolidated financial statements, the Company’s consolidated balance for trademarks with indefinite lives was $111.5 million as of June 30, 2024. During its quarterly assessment in the second quarter of fiscal year 2024, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename (an indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. The Company’s impairment test for its PersonalizationMall tradename encompassed calculating the fair value of the asset and comparing that result to its carrying value. To determine the fair value, the Company used an income approach, the relief-from-royalty method. The quarterly assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename.  The Company also performed a quantitative test during the fourth quarter of fiscal year 2024, which determined that the estimated fair value of the PersonalizationMall tradename exceeded its carrying value.

We identified the forecasted long-term terminal growth rate, discount rate, and royalty rate included in the relief-from-royalty method for the valuation of the PersonalizationMall tradename during the second and fourth quarter of fiscal year 2024 as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine the forecasted long term terminal growth rate, discount rate and royalty rate. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedure we performed to address this critical audit matter included:

●	Utilizing personnel with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of the forecasted long-term terminal growth rate, discount rate and royalty rate.

We have served as the Company's auditor since 2014.

/s/ BDO USA, P.C.

Melville, NY

September 6, 2024

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2024	July 2, 2023
Assets
Current assets:
Cash and cash equivalents	$159,437	$126,807
Trade receivables, net	18,024	20,419
Inventories	176,591	191,334
Prepaid and other	31,680	34,583
Total current assets	385,732	373,143

Property, plant and equipment, net	223,789	234,569
Operating lease right-of-use assets	113,926	124,715
Goodwill	156,537	153,376
Other intangibles, net	116,216	139,888
Other assets	36,448	25,739
Total assets	$1,032,648	$1,051,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$80,005	$52,588
Accrued expenses	121,303	141,914
Current maturities of long-term debt	10,000	10,000
Current portion of long-term operating lease liabilities	16,511	15,759
Total current liabilities	227,819	220,261

Long-term debt, net	177,113	186,391
Long-term operating lease liabilities	105,866	117,330
Deferred tax liabilities, net	19,402	31,134
Other liabilities	36,106	24,471
Total liabilities	566,306	579,587

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $.01 par value, 200,000,000 shares authorized, 58,792,695 and 58,273,747 shares issued in 2024 and 2023, respectively	588	583
Class B common stock, $.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued in 2024 and 2023	323	323
Additional paid-in capital	399,165	388,215
Retained earnings	264,978	271,083
Accumulated other comprehensive loss	(127)	(170)
Treasury stock, at cost, 21,645,290 and 20,565,875 Class A shares in 2024 and 2023, respectively, and 5,280,000 Class B shares in 2024 and 2023	(198,585)	(188,191)
Total stockholders’ equity	466,342	471,843
Total liabilities and stockholders’ equity	$1,032,648	$1,051,430

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Years ended
	June 30, 2024	July 2, 2023	July 3, 2022

Net revenues	$1,831,421	$2,017,853	$2,207,885
Cost of revenues (excludes depreciation and amortization)	1,096,668	1,260,327	1,386,147
Gross profit	734,753	757,526	821,738
Operating expenses:
Marketing and sales	485,016	500,840	571,661
Technology and development	60,235	60,691	56,561
General and administrative	118,060	112,747	102,337
Depreciation and amortization	53,752	53,673	49,078
Goodwill and intangible impairment	19,762	64,586	-
Total operating expenses	736,825	792,537	779,637
Operating income (loss)	(2,072)	(35,011)	42,101
Interest expense, net	10,623	10,946	5,667
Other expense (income), net	(6,793)	805	5,332
Income (loss) before income taxes	(5,902)	(46,762)	31,102
Income tax (benefit) expense	203	(2,060)	1,492
Net income (loss)	(6,105)	(44,702)	29,610
Other comprehensive income (currency translation)	43	41	107
Comprehensive income (loss)	$(6,062)	$(44,661)	$29,717

Basic net income (loss) per common share	$(0.09)	$(0.69)	$0.46

Diluted net income (loss) per common share	$(0.09)	$(0.69)	$0.45

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	64,586	64,688	64,977
Diluted	64,586	64,688	65,617

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2024, July 2, 2023, and July 3, 2022

(in thousands, except share data)

							Accumulated
	Common Stock				Additional	Retained	Other			Total
	Class A		Class B		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity

Balance at June 27, 2021	55,675,661	$557	33,433,614	$334	$371,103	$286,175	$(318)	24,105,841	$(148,781)	$509,070

Net income	-	-	-	-	-	29,610	-	-	-	29,610
Translation adjustment	-	-	-	-	-	-	107	-	-	107
Stock-based compensation	805,028	8	-	-	7,939	-	-	-	-	7,947
Exercise of stock options	321,700	3	-	-	843	-	-	-	-	846
Conversion of Class B stock into Class A stock	904,000	9	(904,000)	(9)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,592,555	(38,171)	(38,171)
Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409

Net loss	-	-	-	-	-	(44,702)	-	-	-	(44,702)
Translation adjustment	-	-	-	-	-	-	41	-	-	41
Stock-based compensation	385,965	4	-	-	8,330	-	-	-	-	8,334
Conversion of Class B stock into Class A stock	181,393	2	(181,393)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	147,479	(1,239)	(1,239)
Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843

Net loss	-	-	-	-	-	(6,105)	-	-	-	(6,105)
Translation adjustment	-	-	-	-	-	-	43	-	-	43
Stock-based compensation	480,708	5	-	-	10,683	-	-	-	-	10,688
Exercise of stock options	38,240	-	-	-	329	-	-	-	-	329
Acquisition of Class A treasury stock	-	-	-	-	(62)	-	-	1,079,415	(10,394)	(10,456)
Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	June 30, 2024	July 2, 2023	July 3, 2022

Operating activities:
Net income (loss)	$(6,105)	$(44,702)	$29,610
Reconciliation of net income (loss) to net cash provided by operating activities net of acquisitions:
Goodwill and intangible impairment	19,762	64,586	-
Depreciation and amortization	53,752	53,673	49,078
Amortization of deferred financing costs	724	1,834	1,269
Deferred income taxes	(11,732)	(4,608)	1,579
Bad debt expense (recoveries)	251	3,991	(411)
Stock-based compensation	10,688	8,334	7,947
Other non-cash items	310	95	3,194
Changes in operating items:
Trade receivables	2,143	(597)	(2,452)
Inventories	14,572	57,591	(85,047)
Prepaid and other	2,913	12,554	6,731
Accounts payable and accrued expenses	6,404	(38,623)	(6,595)
Other assets and other liabilities	1,317	1,223	286
Net cash provided by operating activities	94,999	115,351	5,189

Investing activities:
Acquisitions, net of cash acquired	(3,672)	(6,151)	(21,280)
Capital expenditures	(38,632)	(44,646)	(66,408)
Purchase of equity investments	-	(32)	(2,000)
Net cash used in investing activities	(42,304)	(50,829)	(89,688)

Financing activities:
Acquisition of treasury stock	(10,394)	(1,239)	(38,171)
Proceeds from exercise of employee stock options	329	-	846
Proceeds from bank borrowings	82,000	395,900	125,000
Repayment of bank borrowings	(92,000)	(360,900)	(145,000)
Debt issuance costs	-	(2,941)	(284)
Net cash (used in) provided by financing activities	(20,065)	30,820	(57,609)

Net change in cash and cash equivalents	32,630	95,342	(142,108)
Cash and cash equivalents:
Beginning of year	126,807	31,465	173,573
End of year	$159,437	$126,807	$31,465

Supplemental Cash Flow Information:

-	Interest paid amounted to $16.3 million, $12.8 million, and $4.6 million for the years ended June 30, 2024, July 2, 2023, and July 3, 2022, respectively.

-

The Company paid income taxes of approximately $8.0 million, and $1.4 million, net of tax refunds, for the years ended June 30, 2024 and July 3, 2022, respectively and received refunds of approximately $8.8 million, net of tax payments, for the year ended July 2, 2023.

See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Description of Business

1-800-FLOWERS.COM, Inc. is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, 1-800-FLOWERS.COM, Inc. strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad-range of products and services designed to help its members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; Alice’s Table®, a lifestyle business offering fully digital on demand floral, culinary and other experiences to guests across the country and Card Isle®, an e-commerce greeting card service.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net revenues from international sources were not material during fiscal years 2024, 2023 and 2022.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2024 and 2023, which ended on June 30, 2024 and July 2, 2023, respectively, each consisted of 52 weeks. Fiscal year 2022, which ended on July 3, 2022, consisted of 53 weeks.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Inventories are accounted for using a standard costing methodology, which approximates cost on a first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the estimated useful lives or the initial lease terms. The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. Orchards in production, consisting of direct labor and materials, supervision and other items, are capitalized as part of capital projects in progress – orchards until the orchards produce fruit in commercial quantities, at which time they are reclassified to orchards in production. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively.

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

As of its annual impairment testing date during the fourth quarter of Fiscal 2023, the Company completed a step 0 analysis of its Consumer Floral & Gifts reporting unit, the only reporting unit with goodwill at the time, and concluded that it was not "more likely than not" that the fair value of its reporting unit was less than its carrying value.

As of its annual impairment testing date during the fourth quarter of Fiscal 2024, the Company completed a step 0 analysis of its Consumer Floral & Gifts and BloomNet reporting units, the only reporting units with goodwill, and concluded that it was not "more likely than not" that the fair values of its reporting units were less than their carrying values.

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

During its quarterly assessment in the second quarter of fiscal year 2024, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename (an indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in a partial impairment of this tradename.

During the fourth quarter of fiscal year 2024, the Company performed a Step 0 analysis for its indefinite-lived intangible assets, excluding its PersonalizationMall tradename, and determined that it was not “more likely than not” that the fair values of its indefinite-lived intangibles were less than their carrying amounts.  For the Company's PersonalizationMall tradename, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangible asset exceeded its respective carrying amount.

See Note 6 – Goodwill and Intangible Assets for further information.

Business Combinations

The Company accounts for business combinations in accordance with Accounting Standards Codification ("ASC") Topic 805, which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. The fair values assigned to identifiable intangible assets acquired are determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are based on company specific information and projections that are not observable in the market and are therefore considered Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected in the Company’s consolidated financial statements from date of acquisition.

Deferred Catalog Costs

The Company capitalizes the costs of producing and distributing its catalogs and expenses them upon mailing. Included within prepaid and other current assets were $1.5 million and $2.4 million at June 30, 2024 and July 2, 2023, respectively, relating to prepaid catalog expenses.

Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.4 million as of June 30, 2024 and $2.6 million as of July 2, 2023.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 10 - Fair Value Measurements).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions, although bank deposits, at times, may exceed federally insured limits. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances relating to consumer, corporate and franchise accounts receivable ($2.8 million at June 30, 2024 and $5.8 million at July 2, 2023) have been recorded based upon previous experience and management’s evaluation.

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

Our total deferred revenue, included in "Accrued expenses" on our consolidated balance sheets, as of July 3, 2022, was $33.7 million, of which $33.1 million was recognized during the year ended July 2, 2023.  Our total deferred revenue as of  July 2, 2023 was $30.8 million of which, $30.2 million was recognized as revenue during the year ended June 30, 2024. The deferred revenue balance as of June 30, 2024 was $25.0 million.

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

The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense was $283.6 million, $291.9 million and $347.7 million for the years ended June 30, 2024, July 2, 2023, and July 3, 2022, respectively.

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

Derivatives and Hedging

The Company does not enter into derivative transactions for trading purposes, but rather, on occasion, to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at June 30, 2024 and July 2, 2023.

Income Taxes

The Company uses the asset and liability method to account for income taxes. The Company has established deferred tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company also has net operating loss carryforwards and credit carryforwards in multiple jurisdictions and has recognized deferred assets for those losses and credits.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  In completing this evaluation, the Company considers available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, the time period over which our temporary differences will reverse, the implementation of feasible and prudent tax planning strategies, and expectations for future pre-tax operating income. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income during the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income during the period by the sum of the weighted-average number of common shares outstanding during the period and the potential dilutive common shares (consisting of employee stock options and unvested restricted stock awards). Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and excludes the dilutive potential common shares (consisting of unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the years ended June 30, 2024 and July 2, 2023, there is no dilutive impact to the net loss per share calculation.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  ASU 2023-07 requires enhanced disclosures about significant segment expenses, includes enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.  ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

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

Note 3 – Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss):

	Years Ended
	June 30, 2024	July 2, 2023	July 3, 2022
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(6,105)	$(44,702)	$29,610

Denominator:
Weighted average shares outstanding	64,586	64,688	64,977

Effect of dilutive securities:
Employee stock options	-	-	45
Employee restricted stock awards	-	-	595
Total effect of dilutive securities	-	-	640

Adjusted weighted-average shares and assumed conversions	64,586	64,688	65,617

Net income (loss) per common share:
Basic	$(0.09)	$(0.69)	$0.46
Diluted	$(0.09)	$(0.69)	$0.45

Due to our net loss for the years ended June 30, 2024, and July 2, 2023, all common stock equivalents including stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computation.

There were 212,178 and 7,762 restricted stock awards and stock options, respectively, excluded from the Company's calculation of diluted net income (loss) per common share for the year ended July 3, 2022, as such awards were anti-dilutive.

Note 4. Acquisitions

Acquisition of Card Isle

On April 3, 2024, the Company, within its BloomNet segment, completed its acquisition of certain assets of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands.  The Company used cash on hand to fund the purchase.

The total consideration of $3.6 million was primarily allocated to the identifiable assets acquired and liabilities assumed based on the preliminary estimates of their fair values on the acquisition date, including:  goodwill of $3.0 million (deductible for income tax purposes) and artist contracts of $0.6 million ( 5-year life).  The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

Card Isle annual revenue and profit, based on its most recently available financial information, is deemed immaterial to the Company's consolidated financial statements, and as such pro forma results of operations have not been presented.

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

The total consideration of $5.0 million was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values, as a result of information that was available as of the date of acquisition.  During the quarter ended December 31, 2023, the Company finalized its purchase price allocation, resulting in immaterial adjustments to the preliminary carrying value of the respective recorded assets and the residual amount that was allocated to goodwill.  The consideration transferred was allocated to goodwill of $1.9 million (deductible for income tax purposes), trademarks of $0.8 million (indefinite life), customer lists of $0.8 million (3-year life), inventory of $1.1 million, and equipment of $0.4 million.

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

After working capital and related adjustments, total consideration was approximately $20.0 million and was preliminarily allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values, as a result of information that was available as of the date of acquisition. During the quarter ended January 1, 2023, the Company finalized its purchase price allocation, resulting in immaterial adjustments to the preliminary carrying value of the respective recorded assets and the residual amount that was allocated to goodwill.

The following table summarizes the allocation of the purchase price to the fair values of assets acquired and liabilities assumed:

	Vital Choice
	Preliminary		Vital Choice
	Purchase Price		Purchase Price
	Allocation	Measurement Period	Allocation
	October 27, 2021	Interim Adjustments	January 1, 2023
		(in thousands)
Inventory	$8,653	$-	$8,653
Other current assets	929	(474)	455
Property, plant and equipment	205	(205)	-
Intangible assets	9,800	(600)	9,200
Goodwill	4,383	634	5,017
Total assets acquired	23,970	(645)	23,325

Current liabilities	3,621	(256)	3,365
Net assets acquired	$20,349	$(389)	$19,960

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

Note 5. Inventory

The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor and is classified as follows:

	June 30, 2024	July 2, 2023
	(in thousands)

Finished goods	$94,590	$92,582
Work-in-process	25,849	33,818
Raw materials	56,152	64,934
Total inventory	$176,591	$191,334

Note 6. Goodwill and Intangible Assets

The following table presents goodwill by segment and the related change in the net carrying amount:

			Gourmet
	Consumer		Foods &
	Floral &		Gift
	Gifts	BloomNet	Baskets	Total
	(in thousands)

Balance at July 3, 2022	$151,600	$-	$61,687	$213,287
Measurement period adjustment for Vital Choice Acquisition	-	-	600	600
Measurement period adjustment for Alice's Table Acquisition	112	-	-	112
Acquisition of Things Remembered	1,664	-	-	1,664
Goodwill impairment	-	-	(62,287)	(62,287)
Balance at July 2, 2023	$153,376	$-	$-	$153,376
Measurement period adjustment for Things Remembered	201	-	-	201
Acquisition of Card Isle	-	2,960	-	2,960
Balance at June 30, 2024	$153,577	$2,960	$-	$156,537

The Company’s other intangible assets consist of the following:

		June 30, 2024			July 2, 2023
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period (1)	Amount	Amortization	Net	Amount	Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives

Investment in licenses	14 - 16	$7,420	$6,674	$746	$7,420	$6,569	$851
Customer lists	3 - 10	29,647	25,932	3,715	29,071	21,611	7,460
Other	5 - 14	2,946	2,664	282	2,946	2,604	342
Total intangible assets with determinable lives		40,013	35,270	4,743	39,437	30,784	8,653

Trademarks with indefinite lives		111,473	-	111,473	131,235	-	131,235

Total identifiable intangible assets		$151,486	$35,270	$116,216	$170,672	$30,784	$139,888

(1)

The amortization of intangible assets for the years ended June 30, 2024, July 2, 2023 and July 3, 2022 was $4.4 million, $4.2 million and $3.9 million, respectively. Future estimated amortization expense is as follows: 2025 - $2.1 million, 2026 - $1.4 million, 2027 -$0.6 million, 2028 -$0.3 million, 2029 -$0.2 million, and thereafter -$0.1 million.

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

Although originally projected to be transitory, through the nine months ended April 2, 2023, the trend of adverse macroeconomic conditions and geopolitical pressures continued, and there was a sustained decline in the Company’s market capitalization. As the expected duration of these factors changed during the three months ended April 2, 2023, the Company made downward projections to its business forecasts, and therefore determined a triggering event had occurred that required an interim impairment assessment of the goodwill, intangibles and other long-lived assets of the Gourmet Foods & Gift Baskets reporting unit as of April 2, 2023.

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

Based on the impairment assessment performed during the quarter ended April 2, 2023, the Company recorded a non-cash goodwill and intangible impairment charge against its Gourmet Foods & Gift Baskets reporting unit of $64.6 million, comprised of $62.3 million, which was attributable to goodwill, and $2.3 million, which was attributable to certain tradenames within the same reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.

As of its annual impairment testing date during the fourth quarter of Fiscal 2023, the Company completed a step 0 analysis of its Consumer Floral & Gift reporting unit, the only reporting unit with goodwill at that time, and its indefinite-lived intangibles and concluded that it was not “more likely than not” that the fair values were less than their carrying values.

During its quarterly assessment in the second quarter of fiscal year 2024, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename (an indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. The Company’s impairment test for its PersonalizationMall tradename encompassed calculating the fair value of the asset and comparing that result to its carrying value. To determine fair value the Company used an income approach, the relief-from-royalty method. As discussed above, this method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename.

During the fourth quarter of fiscal year 2024, the Company performed a Step 0 analysis for its Consumer Floral & Gift and BloomNet reporting units, the only reporting units with goodwill, and its indefinite-lived intangible assets, excluding its PersonalizationMall tradename, and determined that it was not “more likely than not” that the fair values were less than their carrying amounts.  For the Company’s PersonalizationMall tradename, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangible asset exceeded its respective carrying value.

Note 7. Property, Plant and Equipment

	June 30, 2024	July 2, 2023
	(in thousands)

Land	$33,827	$33,866
Orchards in production and land improvements	20,604	20,401
Building and building improvements	69,089	67,647
Leasehold improvements	31,289	29,524
Production equipment	131,664	125,297
Furniture and fixtures	9,325	9,102
Computer and telecommunication equipment	42,159	41,859
Software	176,160	181,085
Capital projects in progress	23,172	18,205
Property, plant and equipment, gross	537,289	526,986
Accumulated depreciation and amortization	(313,500)	(292,417)
Property, plant and equipment, net	$223,789	$234,569

Depreciation expense for the years ended June 30, 2024, July 2, 2023, and July 3, 2022 was $49.3 million, $49.5 million, and $45.2 million, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2024	July 2, 2023
	(in thousands)
Payroll and employee benefits	$29,954	$33,927
Deferred revenue	25,009	30,811
Accrued marketing expenses	10,709	13,679
Accrued florist payout	9,526	13,437
Accrued purchases	15,338	18,351
Other	30,767	31,709
Accrued expenses	$121,303	$141,914

Note 9. Long-Term Debt

The Company’s current and long-term debt consists of the following:

	June 30, 2024	July 2, 2023
	(in thousands)

Revolver (1)	$-	$-
Term Loan (1)	190,000	200,000
Deferred financing costs	(2,887)	(3,609)
Total debt	187,113	196,391
Less: current maturities of long-term debt	10,000	10,000
Long-term debt, net	$177,113	$186,391

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

The Third Amended Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of June 30, 2024. The Third Amended Credit Agreement is secured by substantially all of the assets of the Company.

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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying	Fair Value Measurements
	Value	Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (liabilities) as of June 30, 2024:
Trading securities held in a “rabbi trust” (1)	$32,805	$32,805	$-	$-
	$32,805	$32,805	$-	$-

Assets (liabilities) as of July 2, 2023:
Trading securities held in a “rabbi trust” (1)	$22,617	$22,617	$-	$-
	$22,617	$22,617	$-	$-

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

Note 11. Income Taxes

Significant components of the income tax provision are as follows:

	Years ended
	June 30, 2024	July 2, 2023	July 3, 2022
	(in thousands)
Current provision (benefit):
Federal	$11,774	$976	$(1,676)
State	161	1,572	1,589
Current income tax expense (benefit)	11,935	2,548	(87)
Deferred provision (benefit):
Federal	(14,246)	(3,145)	2,679
State	2,514	(1,463)	(1,100)
Deferred income tax expense (benefit)	(11,732)	(4,608)	1,579

Income tax expense (benefit)	$203	$(2,060)	$1,492

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years ended
	June 30, 2024	July 2, 2023	July 3, 2022

Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(8.1)	(0.2)	4.2
Capital loss expiration	-	-	15.5
Non-deductible impairment charge	-	(16.8)	-
Valuation allowance change	(28.5)	(0.2)	(19.8)
Non-deductible compensation	(0.6)	(2.1)	5.3
Excess tax benefit/shortfalls from stock-based compensation	(11.9)	(1.7)	(16.1)
Tax credits	16.9	2.7	(3.9)
Enhanced deductions	11.8	2.6	(2.1)
Other, net	(4.0)	(0.9)	0.7
Effective tax rate	(3.4)%	4.4%	4.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	June 30, 2024	July 2, 2023
	(in thousands)
Deferred income tax assets:
Loss and carryforwards	$8,096	$13,598
Accrued expenses and reserves	3,146	3,531
Inventory	5,417	4,422
Stock-based compensation	1,767	1,549
Deferred compensation	6,815	3,602
Operating lease liability	30,763	33,186
Gross deferred income tax assets	56,004	59,888
Less: Valuation allowance	(4,868)	(3,182)
Deferred tax assets, net	51,136	56,706

Deferred income tax liabilities:
Other intangibles	(10,693)	(14,916)
Tax in excess of book depreciation	(31,206)	(41,826)
Operating lease right-of-use asset	(28,639)	(31,098)
Deferred tax liabilities	(70,538)	(87,840)
Net deferred income tax liabilities	$(19,402)	$(31,134)

At June 30, 2024, the Company’s federal enhanced deduction and carryforwards were $3.6 million, tax effected, which if not utilized will begin to expire in 2027. At June 30, 2024, the Company’s state and foreign net operating loss carryforwards were $2.9 million and $1.3 million, tax effected, respectively, which if not utilized will begin to expire in Fiscal 2025 and Fiscal 2034, respectively.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  In completing this evaluation, the Company considers available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, the time period over which our temporary differences will reverse, the implementation of feasible and prudent tax planning strategies, and expectations for future pre-tax operating income. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.  During Fiscal 2024, the Company recorded valuation allowances of $1.7 million relating to certain state and foreign jurisdictions and concluded no further valuation allowances were necessary despite a three-year cumulative loss. This is based on a detailed analysis of future taxable income, with a particular focus on the scheduling of temporary differences that are expected to reverse in periods where the Company anticipates taxable income. Specifically, the timing and amount of future reversals of deferred tax liabilities are expected to fully offset the Company’s deferred tax assets, allowing it to realize their value without relying on additional sources of taxable income. At June 30, 2024 and July 2, 2023, the Company had valuation allowances of approximately $4.9 million and $3.2 million, respectively, primarily related to certain state and foreign net operating losses.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company’s last completed U.S. federal examination was for Fiscal 2018.  Fiscal 2021, Fiscal 2022, and Fiscal 2023 remain subject to U.S. federal examination. Due to nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from Fiscal 2020. The Company's foreign income tax filings from Fiscal 2017 forward are open for examination by its respective foreign tax authorities, mainly Canada and Brazil.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 30, 2024, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $3.2 million all of which if fully recognized would impact our effective tax rate. The Company believes that $0.4 million of the unrecognized tax positions will be resolved over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended
	June 30, 2024	July 2, 2023	July 3, 2022
	(in thousands)
Beginning balance	$1,724	$1,374	$1,134
Increases on tax positions for prior years	1,100	30	21
Increases on tax positions for current year	387	320	267
Settlements	-	-	(19)
Statute of limitation expirations	(431)	-	(29)
Ending balance	$2,780	$1,724	$1,374

Note 12. Capital Stock

Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During Fiscal 2023 and 2022,181,393 and 904,000 shares of Class B common stock, respectively, were converted into shares of Class A common stock.  During Fiscal 2024, no shares of Class B common stock were converted into shares of Class A common stock.

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. On February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $10.4 million (1,079,415 shares), $1.2 million (147,479 shares), and $38.2 million (1,592,555 shares) during the fiscal years ended June 30, 2024, July 2, 2023, and July 3, 2022, respectively, under this program. Included in the repurchase is stock withheld to cover required employee withholdings, upon vesting of restricted stock awards.  As of June 30, 2024, $21.6 million remains authorized under the plan.

The Company has stock options and restricted stock awards outstanding to participants under the 1-800-FLOWERS.COM 2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009, October 28, 2011, September 14, 2016, October 15, 2020, and October 3, 2023, the “Plan”). The Plan is a broad-based, long-term incentive program that is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve the Company’s long-term growth and profitability objectives. The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (collectively, “Awards”).

Note 13. Stock Based Compensation

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board.

The amounts of stock-based compensation expense recognized within operating income (1) in the periods presented are as follows:

	Years Ended
	June 30, 2024	July 2, 2023	July 3, 2022
	(in thousands)

Stock options	$4,422	$2,536	$(41)
Restricted stock awards	6,266	5,798	7,988
Total	10,688	8,334	7,947
Deferred income tax benefit	2,571	2,042	1,943
Stock-based compensation expense, net	$8,117	$6,292	$6,004

(1)	Stock-based compensation expense has not been allocated between business segments, but is reflected as part of Corporate overhead (See Note 15 - Business Segments for details).

Stock-based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 30, 2024	July 2, 2023	July 3, 2022
	(in thousands)

Marketing and sales	$4,916	$3,818	$3,414
Technology and development	855	698	319
General and administrative	4,917	3,818	4,214
Total	$10,688	$8,334	$7,947

Stock Options

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years ended
	June 30, 2024	July 2, 2023	July 3, 2022 (1)

Weighted average fair value of options granted	$6.09	$5.13	n/a
Expected volatility	56%	52%	n/a
Expected life (in years)	7.0	7.5	n/a
Risk-free interest rate	3.9%	4.3%	n/a
Expected dividend yield	0.0%	0.0%	n/a

(1) No options were granted during the fiscal year ended July 3, 2022.

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

The following table summarizes stock option activity during the year ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding beginning of period	2,285,608	$8.59
Granted	1,000,000	$10.13
Exercised	(38,240)	$8.59
Forfeited/Expired	(61,831)	$8.59
Outstanding end of period	3,185,537	$9.07	8.34	$2,033

Exercisable at June 30, 2024	707,806	$8.59	7.80	$658

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of Fiscal 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended  June 30, 2024, July 2, 2023, July 3, 2022, were$0.1 million, $0.0 million, and $9.2 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2024:

	Options Outstanding			Options Exercisable
		Weighted‑
		Average	Weighted‑		Weighted‑
		Remaining	Average		Average
	Options	Contractual Life	Exercise	Options	Exercise
Exercise Price	Outstanding	(years)	Price	Exercisable	Price

$8.59	2,185,537	7.8	$8.59	707,806	$8.59
$10.13	1,000,000	9.5	$10.13	-	$-
	3,185,537	8.3	$9.07	707,806	$8.59

As of June 30, 2024, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $10.6 million and the weighted average period over which these awards are expected to be recognized was 2.6 years.

Restricted Stock

The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).

The following table summarizes the activity of non-vested restricted stock during the year ended June 30, 2024:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested – beginning of period	1,231,634	$15.01
Granted	1,396,457	$10.02
Vested	(480,708)	$15.22
Forfeited	(442,934)	$10.26
Non-vested - end of period	1,704,449	$12.09

The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 30, 2024, there was $13.9 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over a weighted-average period of 2.3 years.

Note 14. Employee Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis, the Company, as determined by its Board of Directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company contributed $1.7 million, $1.9 million, and $1.9 million during Fiscal 2024, 2023, and 2022, respectively.

The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. There were no Company contributions to the plan during Fiscal 2024, 2023 and 2022. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected by the participant. As of June 30, 2024 and July 2, 2023, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $32.8 million and $22.6 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. The gains (losses) on these investments, which were $6.9 million, ($0.8 million), and ($3.6 million), for the years ended  June 30, 2024,  July 2, 2023, and  July 3, 2022, respectively, are included in “Other expense (income), net", with a corresponding offset in "General and administrative" expenses, within the Company’s consolidated statements of operations.

Note 15. Business Segments

The Company’s management reviews the results of the Company’s operations by the following three business segments:

•	Consumer Floral & Gifts,

•	BloomNet, and

•	Gourmet Foods & Gift Baskets

Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (a) below), nor does it include depreciation and amortization, other expense (income), net and income taxes, or stock-based compensation, which are included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Years ended
Net revenues	June 30, 2024	July 2, 2023	July 3, 2022
	(in thousands)
Segment Net revenues:
Consumer Floral & Gifts	$849,791	$920,510	$1,059,570
BloomNet	107,802	133,183	145,702
Gourmet Foods & Gift Baskets	874,262	965,191	1,004,272
Corporate	796	375	201
Intercompany eliminations	(1,230)	(1,406)	(1,860)
Total net revenues	$1,831,421	$2,017,853	$2,207,885

	Years ended
Operating Income (Loss)	June 30, 2024	July 2, 2023	July 3, 2022
	(in thousands)
Segment Contribution Margin:
Consumer Floral & Gifts	$67,278	$95,535	$104,319
BloomNet	33,766	37,197	42,515
Gourmet Foods & Gift Baskets	84,508	12,895	62,021
Segment Contribution Margin Subtotal	185,552	145,627	208,855
Corporate (a)	(133,872)	(126,965)	(117,676)
Depreciation and amortization	(53,752)	(53,673)	(49,078)
Operating income (loss)	$(2,072)	$(35,011)	$42,101

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations			Consolidated
	June 30,	July 2,	July 3,	June 30,	July 2,	July 3,	June 30,	July 2,	July 3,	June 30,	July 2,	July 3,	June 30,	July 2,	July 3,
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(in thousands)
Net revenues
E-commerce	$840,569	$911,302	$1,049,821	$-	$-	$-	$773,630	$833,320	$884,827	$-	$-	$-	$1,614,199	$1,744,622	$1,934,648
Other	9,222	9,208	9,749	107,802	133,183	145,702	100,632	131,871	119,445	(434)	(1,031)	(1,659)	217,222	273,231	273,237
Total net revenues	$849,791	$920,510	$1,059,570	$107,802	$133,183	$145,702	$874,262	$965,191	$1,004,272	$(434)	$(1,031)	$(1,659)	$1,831,421	$2,017,853	$2,207,885

Other revenues detail
Retail and other	9,222	9,208	9,749	-	-	-	9,534	9,751	10,134	-	-	-	18,756	18,959	19,883
Wholesale	-	-	-	42,362	50,075	53,957	91,098	122,120	109,311	-	-	-	133,460	172,195	163,268
BloomNet services	-	-	-	65,440	83,108	91,745	-	-	-	-	-	-	65,440	83,108	91,745
Corporate	-	-	-	-	-	-	-	-	-	796	375	201	796	375	201
Eliminations	-	-	-	-	-	-	-	-	-	(1,230)	(1,406)	(1,860)	(1,230)	(1,406)	(1,860)
Total other revenues	$9,222	$9,208	$9,749	$107,802	$133,183	$145,702	$100,632	$131,871	$119,445	$(434)	$(1,031)	$(1,659)	$217,222	$273,231	$273,237

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

At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time, by assessing whether the Company has the right to obtain substantially all of the economic benefits from the use of the identified asset, and the right to direct the use of the identified asset.

At the lease commencement date, the Company determines if a lease should be classified as an operating or a finance lease (the Company currently has no finance leases) and recognizes a corresponding lease liability and a right-of-use asset on its Consolidated Balance Sheet. The lease liability is initially and subsequently measured as the present value of the remaining fixed minimum rental payments (including base rent and fixed common area maintenance) using discount rates as of the commencement date. Variable payments (including most utilities, real estate taxes, insurance and variable common area maintenance) are expensed as incurred. Further, the Company elected a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The right-of-use asset is initially and subsequently measured at the carrying amount of the lease liability adjusted for any prepaid or accrued lease payments, remaining balance of lease incentives received, unamortized initial direct costs, or impairment charges relating to the right-of-use asset. Right-of-use assets are assessed for impairment using the long-lived assets impairment guidance. The discount rate used to determine the present value of lease payments is the Company’s estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the Company generally cannot determine the interest rate implicit in the lease.

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

Additional information related to our leases is as follows:

	Years Ended
	June 30, 2024	July 2, 2023
	(in thousands)
Lease costs:
Operating lease costs	$22,775	$22,208
Variable lease costs	26,326	24,582
Short-term lease cost	4,144	5,307
Sublease income	(999)	(988)
Total lease costs	$52,246	$51,109

	Years Ended
	June 30, 2024	July 2, 2023
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$22,699	$21,020
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,799	$12,040

	June 30, 2024	July 2, 2023

Weighted-average remaining lease term - operating leases (in years)	7.9	8.7
Weighted-discount rate - operating leases	4.3%	4.0%

Maturities of lease liabilities in accordance with ASC 842 as of June 30, 2024 and reconciliation to balance sheet are as follows (in thousands):

2025	$21,344
2026	20,487
2027	17,591
2028	16,596
2029	16,017
Thereafter	52,798
Total Future Minimum Lease Payments	144,833
Less: Imputed Remaining Interest	22,456
Total Operating Lease Liabilities	122,377
Less: Current portion of long-term operating lease liabilities	16,511
Long-term operating lease liabilities	$105,866

Note 17. Commitments and Contingencies

Other Commitments

The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of June 30, 2024, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $21.8 million, primarily related to the Company’s technology infrastructure and inventory commitments.

The Company had approximately $1.5 million and $2.7 million in unused stand-by letters of credit as of June 30, 2024 and July 2, 2023, respectively.

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

Subsequent to June 30, 2024, the Company settled a pre-existing litigation matter for $1.2 million, which was accrued as of June 30, 2024.

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

Note 18. Subsequent Events

Acquisition of Scharffen Berger

On July 1, 2024, the Company completed its acquisition of Scharffen Berger, a chocolate manufacturing company, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets Segment.

The Company used cash on its balance sheet to fund the approximately $3.3 million purchase. Scharffen Berger annual revenue, based on its most recent available financial information, is deemed immaterial to the Company's consolidated financial statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

		Additions
		Charged to	Charged to
	Balance at	Costs	Other		Balance at
	Beginning	and	Accounts-	Deductions-	End of
Description	of Period	Expenses	Describe	Describe (a)	Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated credit losses-accounts/notes receivable

Year Ended June 30, 2024	$5,836,000	$251,000	$-	$(3,330,000)	$2,757,000
Year Ended July 2, 2023	$2,396,000	$3,991,000	$-	$(551,000)	$5,836,000
Year Ended July 3, 2022	$4,032,000	$(411,000)	$-	$(1,225,000)	$2,396,000

Valuation allowance for deferred tax assets

Year Ended June 30, 2024	$3,182,000	$1,882,000	$-	$(196,000)	$4,868,000
Year Ended July 2, 2023	$3,096,000	$86,000	$-	$-	$3,182,000
Year Ended July 3, 2022	$9,258,000	$58,000	$-	$(6,220,000)	$3,096,000

Valuation allowance for inventory

Year Ended June 30, 2024	$9,910,000	$8,980,000	$-	$(10,900,000)	$7,990,000
Year Ended July 2, 2023	$11,370,000	$3,010,000	$-	$(4,470,000)	$9,910,000
Year Ended July 3, 2022	$8,680,000	$4,670,000	$-	$(1,980,000)	$11,370,000

(a) Reduction in reserve due to amounts written off/recovered.