Form 10-Q
period 2024-09-29
1 800 FLOWERS COM INC
filed 2024-11-01
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of October 28, 2024:

Class A common stock: 36,782,727
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended September 29, 2024

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – September 29, 2024 (Unaudited) and June 30, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three Months Ended September 29, 2024 and October 1, 2023	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three Months Ended September 29, 2024 and October 1, 2023	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended September 29, 2024 and October 1, 2023	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

Part II.	Other Information	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

Signatures		35

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	September 29, 2024	June 30, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,407	$159,437
Trade receivables, net	41,024	18,024
Inventories	275,323	176,591
Prepaid and other	60,960	31,680
Total current assets	385,714	385,732

Property, plant and equipment, net	225,239	223,789
Operating lease right-of-use assets	112,926	113,926
Goodwill	156,648	156,537
Other intangibles, net	115,531	116,216
Other assets	38,566	36,448
Total assets	$1,034,624	$1,032,648

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$63,732	$80,005
Accrued expenses	128,926	121,303
Current maturities of long-term debt	57,500	10,000
Current portion of long-term operating lease liabilities	16,836	16,511
Total current liabilities	266,994	227,819

Long-term debt, net	172,293	177,113
Long-term operating lease liabilities	104,398	105,866
Deferred tax liabilities, net	18,794	19,402
Other liabilities	38,728	36,106
Total liabilities	601,207	566,306

Commitments and contingencies (See Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 58,798,430 and 58,792,695 shares issued at September 29, 2024 and June 30, 2024, respectively	588	588
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at September 29, 2024 and June 30, 2024	323	323
Additional paid-in capital	401,685	399,165
Retained earnings	230,788	264,978
Accumulated other comprehensive loss	(127)	(127)
Treasury stock, at cost, 21,805,703 and 21,645,290 Class A shares at September 29, 2024 and June 30, 2024, respectively and 5,280,000 Class B shares at September 29, 2024 and June 30, 2024	(199,840)	(198,585)
Total stockholders’ equity	433,417	466,342
Total liabilities and stockholders’ equity	$1,034,624	$1,032,648

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended
	September 29,	October 1,
	2024	2023

Net revenues	$242,090	$269,050
Cost of revenues (excludes depreciation and amortization)	149,771	167,122
Gross profit	92,319	101,928
Operating expenses:
Marketing and sales	82,097	82,518
Technology and development	15,639	15,304
General and administrative	28,526	28,489
Depreciation and amortization	13,038	13,194
Total operating expenses	139,300	139,505
Operating loss	(46,981)	(37,577)
Interest expense, net	3,360	3,482
Other (income) expense, net	(1,767)	474
Loss before income taxes	(48,574)	(41,533)
Income tax benefit	(14,384)	(10,291)
Net loss and comprehensive loss	(34,190)	(31,242)

Basic and diluted net loss per common share	$(0.53)	$(0.48)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,198	64,785

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended September 29, 2024 and October 1, 2023
							Accumulated
	Common Stock				Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342
Net loss	-	-	-	-	-	(34,190)	-	-	-	(34,190)
Stock-based compensation	1,000	-	-	-	2,479	-	-	-	-	2,479
Exercise of stock options	4,735	-	-	-	41	-	-	-	-	41
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	160,413	(1,255)	(1,255)
Balance at September 29, 2024	58,798,430	$588	32,348,221	$323	$401,685	$230,788	$(127)	27,085,703	$(199,840)	$433,417

Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843
Net loss	-	-	-	-	-	(31,242)	-	-	-	(31,242)
Stock-based compensation	35,800	-	-	-	2,364	-	-	-	-	2,364
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	10,483	(74)	(74)
Balance at October 1, 2023	58,309,547	$583	32,348,221	$323	$390,579	$239,841	$(170)	25,856,358	$(188,265)	$442,891

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	September 29,	October 1,
	2024	2023

Operating activities:
Net loss	$(34,190)	$(31,242)
Reconciliation of net loss to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	13,038	13,194
Amortization of deferred financing costs	180	180
Deferred income taxes	(607)	(579)
Bad debt expense	84	586
Stock-based compensation	2,479	2,364
Other non-cash items	255	270
Changes in operating items:
Trade receivables	(23,025)	(24,407)
Inventories	(97,439)	(89,287)
Prepaid and other	(29,237)	(14,764)
Accounts payable and accrued expenses	(8,806)	(42)
Other assets and liabilities	27	(157)
Net cash used in operating activities	(177,241)	(143,884)

Investing activities:
Acquisitions, net of cash acquired	(3,000)	-
Capital expenditures	(12,075)	(6,974)
Net cash used in investing activities	(15,075)	(6,974)

Financing activities:
Acquisition of treasury stock	(1,255)	(74)
Proceeds from exercise of employee stock options	41	-
Proceeds from bank borrowings	45,000	35,000
Repayment of bank borrowings	(2,500)	(2,500)
Net cash provided by financing activities	41,286	32,426

Net change in cash and cash equivalents	(151,030)	(118,432)
Cash and cash equivalents:
Beginning of period	159,437	126,807
End of period	$8,407	$8,375

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2025. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

●

BloomNet Services - membership fees as well as other service offerings to florists. Membership and other subscription-based fees are recognized monthly as earned. Services revenues related to orders sent through the floral network are variable, based on either the number of orders or the value of orders, and are recognized in the period in which the orders are delivered. The contracts within BloomNet Services are typically month-to-month and, as a result no consideration allocation is necessary across multiple reporting periods. Payment is typically due less than 30 days from the date the services were performed.

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

Our total deferred revenue as of  June 30, 2024 was $25.0 million (included in “Accrued expenses” on our consolidated balance sheets), of which $13.0 million was recognized as revenue during the three months ended September 29, 2024. The deferred revenue balance as of  September 29, 2024 was $24.6 million.

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

Note 2 – Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing the net loss during the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period and excludes the dilutive potential common shares (consisting of unvested restricted stock awards), as their inclusion would be antidilutive.  As a result of the net loss for the three months ended September 29, 2024 and October 1, 2023, there is no dilutive impact to the net loss per share calculation for the respective periods.

Note 3 – Acquisitions

Acquisition of Scharffen Berger

On July 1, 2024, the Company completed its acquisition of certain assets of Scharffen Berger®, a chocolate manufacturing company, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets Segment. The Company used cash on hand to fund the purchase.

The total consideration of $3.3 million was primarily allocated to the identifiable assets acquired and liabilities assumed based on the preliminary estimates of their fair values on the acquisition date, including: property, plant and equipment of $2.0 million, inventory of $1.3 million and goodwill of $0.1 million (deductible for income tax purposes), offset by net liabilities of $0.1 million.  The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revision of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

Scharffen Berger annual revenues and results of operations, based on its most recent available financial information, is deemed immaterial to the Company's consolidated financial statements, and, as such pro forma results of operations have not been presented.

Acquisition of Card Isle

On April 3, 2024, the Company, within its BloomNet segment, completed its acquisition of certain assets of Card Isle®, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands.  The Company used cash on hand to fund the purchase.

The total consideration of $3.6 million was primarily allocated to the identifiable assets acquired and liabilities assumed based on the preliminary estimates of their fair values on the acquisition date, including: goodwill of $3.0 million (deductible for income tax purposes) and artist contracts of $0.6 million (5-year life).  The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, and the determination of any residual amount that will be allocated to goodwill.

Card Isle annual revenues and results of operations, based on its most recently available financial information, is deemed immaterial to the Company's consolidated financial statements, and, as such pro forma results of operations have not been presented.

Note 4 – Inventory

The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	September 29, 2024	June 30, 2024
	(in thousands)
Finished goods	$170,479	$94,590
Work-in-process	26,526	25,849
Raw materials	78,318	56,152
Total inventory	$275,323	$176,591

Note 5 – Goodwill and Intangible Assets, Net

The following table presents goodwill by segment and the related change in the net carrying amount:

			Gourmet
	Consumer		Foods &
	Floral &		Gift
	Gifts	BloomNet	Baskets	Total
	(in thousands)
Balance at June 30, 2024	$153,577	$2,960	$-	$156,537
Acquisition of Scharffen Berger	-	-	111	111
Balance at September 29, 2024	$153,577	$2,960	$111	$156,648

The Company’s other intangible assets consist of the following:

		September 29, 2024			June 30, 2024
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$6,701	$719	$7,420	$6,674	$746
Customer lists	3 - 10	29,647	26,576	3,071	29,647	25,932	3,715
Other	5 - 14	2,946	2,678	268	2,946	2,664	282
Total intangible assets with determinable lives		40,013	35,955	4,058	40,013	35,270	4,743
Trademarks with indefinite lives		111,473	-	111,473	111,473	-	111,473
Total identifiable intangible assets		$151,486	$35,955	$115,531	$151,486	$35,270	$116,216

Future estimated amortization expense is as follows: remainder of Fiscal 2025 - $1.4 million, Fiscal 2026 - $1.4 million, Fiscal 2027 - $0.6 million, Fiscal 2028 - $0.3 million, Fiscal 2029 - $0.2 million and thereafter - $0.1 million.

Note 6 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.4 million as of  September 29, 2024 and June 30, 2024, respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 9 - Fair Value Measurements).

Note 7 – Debt, Net

The Company’s current and long-term debt consists of the following:

	September 29, 2024	June 30, 2024
	(in thousands)
Revolver	$45,000	$-
Term Loans	187,500	190,000
Deferred financing costs	(2,707)	(2,887)
Total debt	229,793	187,113
Less: current maturities of long-term debt	57,500	10,000
Long-term debt, net	$172,293	$177,113

On June 27, 2023, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement amended and restated the Company’s Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (as amended by the First Amendment, dated as of August 20, 2020, the Second Amendment, dated as of November 8, 2021, and the Third Amendment, dated as of August 29, 2022). The Third Amended Credit Agreement, among other modifications: (i) increased the amount of the outstanding term loan (“Term Loan”) to $200 million, (ii) decreased the amount of the commitments in respect of the revolving credit facility to $225 million, subject to a seasonal reduction to an aggregate amount of $125 million for the period from January 1 to August 1, (iii) extended the maturity date of the outstanding term loan and the revolving credit facilities to June 27, 2028, and (iv) increased the applicable interest rate margins for SOFR and base rate loans by 25 basis points.

For each borrowing under the Third Amended Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one month interest period plus 1% or (2) an adjusted SOFR for rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods.

The Third Amended Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of September 29, 2024. The Third Amended Credit Agreement is secured by substantially all of the assets of the Company.

The principal of the Term Loan is payable at a rate of $2.5 million for the first 8 quarterly installments beginning on September 29, 2023, increasing to a quarterly payment of $5.0 million, commencing on September 26, 2025, for the remaining 11 payments, with the remaining balance of $125.0 million due upon maturity on June 27, 2028.

Future principal term loan payments under the Third Amended Credit Agreement are as follows: $7.5 million – remainder of Fiscal 2025, $20.0 million – Fiscal 2026, $20.0 million – Fiscal 2027, and $140.0 million – Fiscal 2028.

Note 8 – Property, Plant and Equipment, Net

The Company’s property, plant and equipment, net consists of the following:

	September 29, 2024	June 30, 2024
	(in thousands)
Land	$33,827	$33,827
Orchards in production and land improvements	20,917	20,604
Building and building improvements	69,410	69,089
Leasehold improvements	31,257	31,289
Production equipment	134,806	131,664
Furniture and fixtures	9,330	9,325
Computer and telecommunication equipment	42,820	42,159
Software	196,207	176,160
Capital projects in progress	12,777	23,172
Property, plant and equipment, gross	551,351	537,289
Accumulated depreciation and amortization	(326,112)	(313,500)
Property, plant and equipment, net	$225,239	$223,789

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying	Fair Value Measurements
	Value	Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (Liabilities) as of September 29, 2024
Trading securities held in a “rabbi trust” (1)	$35,425	$35,425	$-	$-
	$35,425	$35,425	$-	$-

Assets (Liabilities) as of June 30, 2024
Trading securities held in a “rabbi trust”(1)	$32,805	$32,805	$-	$-
	$32,805	$32,805	$-	$-

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

Note 10 – Income Taxes

The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended September 29, 2024 was 29.6%, compared to 24.8% in the same period of the prior year. The Company’s effective tax rate for the three months ended September 29, 2024 and October 1, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation including tax deficiencies (shortfalls) from stock-based compensation, partially offset by tax credits.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  In completing this evaluation, the Company considers available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, the time period over which our temporary differences will reverse, the implementation of feasible and prudent tax planning strategies, and expectations for future pre-tax operating income. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.  As of September 29, 2024, and June 30, 2024, the Company had valuation allowances of approximately $4.9 million, primarily related to certain state and foreign net operating losses.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company’s Fiscal years 2023, 2022 and 2021 remain subject to U.S. federal examination. Due to nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from Fiscal 2020. The Company's foreign income tax filings from fiscal 2017 are open for examination by its respective foreign tax authorities, mainly Canada and Brazil.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 29, 2024, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $3.3 million (included in "Other liabilities" on our consolidated balance sheet), all of which if fully recognized would impact our effective tax rate. The Company believes that $0.4 million of unrecognized tax positions will be resolved over the next twelve months.

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

	Three Months Ended
	September 29,	October 1,
	2024	2023
	(in thousands)
Net Revenues:
Segment Net Revenues:
Consumer Floral & Gifts	$135,180	$142,194
BloomNet	23,075	28,870
Gourmet Foods & Gift Baskets	84,003	98,109
Corporate	89	270
Intercompany eliminations	(257)	(393)
Total net revenues	$242,090	$269,050

Operating Income (Loss):
Segment Contribution Margin:
Consumer Floral & Gifts	$4,944	$8,826
BloomNet	6,841	9,387
Gourmet Foods & Gift Baskets	(12,253)	(11,028)
Segment Contribution Margin Subtotal	(468)	7,185
Corporate (a)	(33,475)	(31,568)
Depreciation and amortization	(13,038)	(13,194)
Operating loss	$(46,981)	$(37,577)

(a) Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, stock-based compensation, as well as changes in the fair value of the Company's NQDC Plan. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific segment.

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral &				Gourmet Foods &		Corporate and
	Gifts		BloomNet		Gift Baskets		Eliminations		Consolidated
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)
Net revenues
E-commerce	$133,544	$140,335	$-	$-	$59,630	$69,576	$-	$-	$193,174	$209,911
Other	1,636	1,859	23,075	28,870	24,373	28,533	(168)	(123)	48,916	59,139
Total net revenues	$135,180	$142,194	$23,075	$28,870	$84,003	$98,109	$(168)	$(123)	$242,090	$269,050

Other revenues detail
Retail and other	$1,636	$1,859	$-	$-	$1,784	$1,934	$-	$-	$3,420	$3,793
Wholesale	-	-	10,112	11,797	22,589	26,599	-	-	32,701	38,396
BloomNet services	-	-	12,963	17,073	-	-	-	-	12,963	17,073
Corporate	-	-	-	-	-	-	89	270	89	270
Eliminations	-	-	-	-	-	-	(257)	(393)	(257)	(393)
Total other revenues	$1,636	$1,859	$23,075	$28,870	$24,373	$28,533	$(168)	$(123)	$48,916	$59,139

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

Additional information related to our leases is as follows:

	Three Months Ended
	September 29,	October 1,
	2024	2023
	(in thousands)
Lease costs:
Operating lease costs	$6,004	$5,622
Variable lease costs	6,527	6,514
Short-term lease cost	755	883
Sublease income	(230)	(251)
Total lease costs	$13,056	$12,768

Cash paid for amounts included in measurement of operating lease liabilities	$6,148	$5,638
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,673	$91

September 29,
2024

Weighted-average remaining lease term - operating leases (in years)	7.7
Weighted-discount rate - operating leases	4.4%

Maturities of lease liabilities in accordance with ASC 842 as of September 29, 2024 and reconciliation to the consolidated balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2025	$16,040
2026	21,676
2027	18,389
2028	17,417
2029	16,483
Thereafter	53,074
Total Future Minimum Lease Payments	143,079
Less: Imputed Remaining Interest	21,845
Total Operating Lease Liabilities	121,234
Less: Current portion of long-term operating lease liabilities	16,836
Long-term operating lease liabilities	$104,398

Note 13 – Accrued Expenses

Accrued expenses consisted of the following:

	September 29, 2024	June 30, 2024
	(in thousands)
Payroll and employee benefits	$24,119	$29,954
Deferred revenue	24,647	25,009
Accrued marketing expenses	11,199	10,709
Accrued florist payout	9,725	9,526
Accrued purchases	26,206	15,338
Other	33,030	30,767
Accrued Expenses	$128,926	$121,303

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A") is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Macro-economic Conditions

Overall, broader macro-economic conditions continue to impact our consumers as they continue to moderate their discretionary spending. Consumers remain pressured by persistent inflation and higher interest rates. Our fiscal first quarter contains no major holiday occasions, which means that our e-commerce sales for the quarter are primarily comprised of everyday or just-because gift giving. Based on this, we expected our sales to be the most challenged during the first quarter of Fiscal 2025. In line with our expectations, total consolidated revenues in the first quarter of Fiscal 2025 decreased 10.0% to $242.1 million, compared with total consolidated revenues of $269.1 million in the same prior year period. As we look ahead to the holiday period in the current environment, we expect our sales trends to improve as our gifting business has historically proven to be more resilient during holiday periods as consumers tend to view holiday gifting periods as being somewhat less discretionary.

Acquisition of Scharffen Berger

On July 1, 2024, the Company completed its acquisition of certain assets of Scharffen Berger, a chocolate manufacturing company, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets Segment.  The Company used cash on its balance sheet to fund the approximately $3.3 million purchase – See Note 3 – Acquisitions, in Item 1.

Acquisition of Card Isle

On April 3, 2024, the Company completed its acquisition of certain assets of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands.  The Company used cash on its balance sheet to fund the $3.6 million purchase – See Note 3 – Acquisitions, in Item 1.

Company Guidance

For Fiscal 2025, the Company continues to expect its revenue trend to improve as the fiscal year progresses.  The Adjusted EBITDA range reflects the acknowledgement that the consumer environment remains uncertain.

As a result, for Fiscal 2025 the Company continues to expect:

●	Total revenues on a percentage basis to be in a range of flat to a decrease in the low single digits, as compared with the prior year;

●	Adjusted EBITDA to be in a range of $85 million to $95 million; and

●	Free Cash Flow to be in a range of $45 million to $55 million.

Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.

Definitions of non-GAAP Financial Measures:

We sometimes use financial measures derived from consolidated financial information, but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain of these are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules. See below for definitions and the reasons why we use these non-GAAP financial measures, and reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.  These non-GAAP financial measures are referred to as “non-GAAP”, “adjusted” or "on a comparable basis" below, as these terms are used interchangeably. Reconciliations for forward-looking figures would require unreasonable efforts at this time because of the uncertainty and variability of the nature and amount of certain components of various necessary GAAP components, including, for example, those related to compensation, tax items, amortization or others that may arise during the year, and the Company's management believes such reconciliations would imply a degree of precision that would be confusing or misleading to investors. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The lack of such reconciling information should be considered when assessing the impact of such disclosures.

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

The following table presents the EBITDA and Adjusted EBITDA for the three months ended September 29, 2024 and October 1, 2023, respectively.

Reconciliation of net loss to Adjusted EBITDA (non-GAAP):	Three Months Ended
	September 29,	October 1,
	2024	2023
	(in thousands)
Net loss	$(34,190)	$(31,242)
Add: Interest expense and other, net	1,593	3,956
Add: Depreciation and amortization	13,038	13,194
Add: Income tax benefit	(14,384)	(10,291)
EBITDA	(33,943)	(24,383)
Add: Stock-based compensation	2,479	2,364
Add: Compensation charge related to NQDC Plan investment appreciation (depreciation)	1,738	(504)
Add: System implementation costs	1,780	-
Adjusted EBITDA	$(27,946)	$(22,523)

Adjusted net loss and adjusted or comparable net loss per common share

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

The following table presents the adjusted net loss and adjusted net loss per common share for the three months ended September 29, 2024 and October 1, 2023, respectively.

Reconciliation of net loss to adjusted net loss (non-GAAP):	Three Months Ended
	September 29,	October 1,
	2024	2023
	(in thousands, except for share data)
Net loss	$(34,190)	$(31,242)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP)
Add: System implementation costs	1,780	-
Deduct: Income tax effect on adjustments	(527)	-
Adjusted net loss (non-GAAP)	$(32,937)	$(31,242)

Basic and diluted net loss per common share	$(0.53)	$(0.48)

Basic and diluted adjusted net loss per common share (non-GAAP)	$(0.51)	$(0.48)

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net loss per common share	64,198	64,785

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

The following table presents the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments, for the three months ended September 29, 2024 and October 1, 2023, respectively.

	Three Months Ended

		System	As Adjusted
		Implementation	(non-GAAP)		%
	September 29, 2024	Costs	September 29, 2024	October 1, 2023	Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$135,180	$-	$135,180	$142,194	-4.9%
BloomNet	23,075	-	23,075	28,870	-20.1%
Gourmet Foods & Gift Baskets	84,003	-	84,003	98,109	-14.4%
Corporate	89	-	89	270	-67.0%
Intercompany eliminations	(257)	-	(257)	(393)	34.6%
Total net revenues	$242,090	$-	$242,090	$269,050	-10.0%

Gross profit:
Consumer Floral & Gifts	$53,929	$-	$53,929	$56,322	-4.2%
	39.9%		39.9%	39.6%

BloomNet	11,528	-	11,528	14,498	-20.5%
	50.0%		50.0%	50.2%

Gourmet Foods & Gift Baskets	26,844	-	26,844	30,907	-13.1%
	32.0%		32.0%	31.5%

Corporate	18	-	18	201	-91.0%
	20.2%		20.2%	74.4%

Total gross profit	$92,319	$-	$92,319	$101,928	-9.4%
	38.1%	-	38.1%	37.9%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$4,944	$-	$4,944	$8,826	-44.0%
BloomNet	6,841	-	6,841	9,387	-27.1%
Gourmet Foods & Gift Baskets	(12,253)	913	(11,340)	(11,028)	-2.8%
Segment Contribution Margin Subtotal	(468)	913	445	7,185	-93.8%
Corporate (b)	(33,475)	867	(32,608)	(31,568)	-3.3%
EBITDA (non-GAAP)	(33,943)	1,780	(32,163)	(24,383)	-31.9%
Add: Stock-based compensation	2,479	-	2,479	2,364	4.9%
Add: Compensation charge related to NQDC Plan Investment Appreciation (Depreciation)	1,738	-	1,738	(504)	444.8%
Adjusted EBITDA (non-GAAP) (c)	$(29,726)	$1,780	$(27,946)	$(22,523)	-24.1%

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

(b) Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, stock-based compensation, as well as changes in the fair value of the Company's NQDC Plan. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific segment.

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

The following table reconciles net cash used in operating activities, a GAAP Measure, to free cash flow, a non-GAAP Measure for the three months ended September 29, 2024 and October 1, 2023, respectively.

	Three Months Ended
	September 29,	October 1,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(177,241)	$(143,884)
Capital expenditures	(12,075)	(6,974)
Free cash flow	$(189,316)	$(150,858)

Results of Operations

Net revenues

	Three Months Ended
	September 29,	October 1,	%
	2024	2023	Change
	(dollars in thousands)
Net revenues:
E-Commerce	$193,174	$209,911	-8.0%
Other	48,916	59,139	-17.3%
Total net revenues	$242,090	$269,050	-10.0%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 10.0% during the three months ended September 29, 2024, compared to the same period of the prior year, due to lower order volume across the Company's three segments, reflecting a continuation of the trends that the Company had experienced throughout the prior fiscal year, as consumer discretionary income remains pressured, and consumers continue to moderate their spending.

The Company acquired Scharffen Berger and Card Isle on July 1, 2024 and April 3, 2024, respectively. Revenues related to these acquisitions were not significant during the three months ended September 29, 2024.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	September 29, 2024	October 1, 2023	% Change	September 29, 2024	October 1, 2023	% Change	September 29, 2024	October 1, 2023	% Change	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	% Change
	(dollars in thousands)
Net revenues
E-commerce	$133,544	$140,335	-4.8%	$-	$-	-%	$59,630	$69,576	-14.3%	$-	$-	$193,174	$209,911	-8.0%
Other	1,636	1,859	-12.0%	23,075	28,870	-20.1%	24,373	28,533	-14.6%	(168)	(123)	48,916	59,139	-17.3%
Total net revenues	$135,180	$142,194	-4.9%	$23,075	$28,870	-20.1%	$84,003	$98,109	-14.4%	$(168)	$(123)	$242,090	$269,050	-10.0%

Other revenues detail
Retail and other	$1,636	$1,859	-12.0%	$-	$-	-	$1,784	$1,934	-7.8%	$-	$-	$3,420	$3,793	-9.8%
Wholesale	-	-	-	10,112	11,797	-14.3%	22,589	26,599	-15.1%	-	-	32,701	38,396	-14.8%
BloomNet services	-	-	-	12,963	17,073	-24.1%	-	-	-	-	-	12,963	17,073	-24.1%
Corporate	-	-	-	-	-	-	-	-	-	89	270	89	270	-67.0%
Eliminations	-	-	-	-	-	-	-	-	-	(257)	(393)	(257)	(393)	34.6%
Total other revenues	$1,636	$1,859	-12.0%	$23,075	$28,870	-20.1%	$24,373	$28,533	-14.6%	$(168)	$(123)	$48,916	$59,139	-17.3%

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 8.0% during the three months ended September 29, 2024, compared to the same period of the prior year, primarily due to the decline in demand across our three segments, as a result of the macro-economic conditions noted above. These external influences have negatively impacted consumer discretionary spending.

During the three months ended September 29, 2024, the Company fulfilled approximately 2.5 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 6.5%, compared to a year-over-year decrease of 16.1% for the same period in the prior year. During the three months ended September 29, 2024, average order value decreased 1.5% to $78.25 compared to the same period in the prior year.  The average order value decreased as a result of product mix as the Company has introduced a wider selection of more modestly priced items to target a broader consumer base.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three months ended September 29, 2024, decreased 17.3%, compared to the same period of the prior year, due to slightly lower wholesale volumes within the Gourmet Foods & Gift Baskets segment largely due to timing of shipments from the first quarter to the second quarter, as well as lower BloomNet revenues due to lower shop-to-shop volumes, as well as wholesale volumes.

Revenue by segment:

Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com, PersonalizationMall, the Things Remembered and Alice’s Table brands, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues within this segment decreased 4.9% during the three months ended September 29, 2024, compared to the same period of the prior year, due to continued macro-economic pressure.

During the three months ended September 29, 2024, Consumer Floral & Gifts orders through its e-commerce sales channel (online and telephonic sales) decreased 2.8%, compared to the same period of the prior year. In addition, the average order value decreased 2.1%, as a result of product mix trending towards lower price point items.

BloomNet - revenues in this segment are derived from membership fees, as well as product and service offerings.

Net revenues decreased 20.1% during the three months ended September 29, 2024, compared to the same period of the prior year. The net revenue decline was due to soft wholesale product revenues, as well as lower services revenues, attributable to a decline in order volume processed through the network.

Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David, Wolferman’s, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, Shari’s Berries, Vital Choice, and since July 1, 2024, Scharffen Berger. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s Cookies brand names, as well as wholesale operations.

Net revenues within this segmentdecreased14.4% during the three months ended September 29, 2024, compared to the same period of the prior year, as a result of lower e-commerce revenues, primarily due to macro-economic weakness and the timing of wholesale shipments.

During the three months ended September 29, 2024, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 13.8%, compared to the same period of the prior year. In addition, the average order value decreased 0.5%, as a result of product mix trending towards lower price point items.

Gross profit

	Three Months Ended
	September 29,	October 1,	%
	2024	2023	Change
	(dollars in thousands)

Gross profit	$92,319	$101,928	-9.4%
Gross profit %	38.1%	37.9%

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

Gross profit decreased 9.4% during the three months ended September 29, 2024, compared to the same period of the prior year, due to lower revenues as noted above, partially offset by a favorable gross profit percentage.

Gross profit percentage increased 20 basis points during the three months ended September 29, 2024, compared to the same period of the prior year, driven by improved inventory management, production efficiencies, and lower florist fulfillment costs.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 4.2% during the three months ended September 29, 2024, compared to the same period of the prior year, due to the impact of the lower revenues noted above, partially offset by favorable gross profit percentage attributable to production efficiencies and lower florist fulfillment costs.

BloomNet segment - Gross profit decreased by 20.5% during the three months ended September 29, 2024, compared to the same period of the prior year, due to the decrease in revenues noted above, as well as a slight decline in gross profit percentage. Gross profit percentage decreased in comparison to the prior year due to higher cost of merchandise, delivery and shipping, and labor costs, partially offset by lower florist rebates.

Gourmet Foods & Gift Baskets segment – Gross profit decreased by 13.1% during the three months ended September 29, 2024, compared to the same period of the prior year, due to the decrease in revenue noted above, partially offset by improved gross profit percentage. Gross profit percentage increased 50 basis points during the three months ended September 29, 2024, compared to the same period of the prior year. The increased gross profit percentage was attributable to lower cost of merchandise, which was the result of operational efficiencies and strong inventory management.

Marketing and sales expense

	Three Months Ended
	September 29,	October 1,	%
	2024	2023	Change
	(dollars in thousands)

Marketing and sales	$82,097	$82,518	-0.5%
Percentage of net revenues	33.9%	30.7%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 0.5% during the three months ended September 29, 2024, compared to the same period of the prior year, mainly related to decreased labor costs.

Technology and development expense

	Three Months Ended
	September 29,	October 1,	%
	2024	2023	Change
	(dollars in thousands)

Technology and development	$15,639	$15,304	2.2%
Percentage of net revenues	6.5%	5.7%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense increased by 2.2% during the three months ended September 29, 2024, compared to the same period of the prior year, primarily due to higher maintenance and support costs for the Company's technology platform enhancements, including duplicate costs relating to the implementation of a new customer service platform, partially offset by lower labor and consulting costs.

General and administrative expense

	Three Months Ended
	September 29,	October 1,	%
	2024	2023	Change
	(dollars in thousands)

General and administrative	$28,526	$28,489	0.1%
Percentage of net revenues	11.8%	10.6%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses were essentially flat during the three months ended September 29, 2024, compared to the same period of the prior year, primarily due to increases in labor costs driven by changes in the value of the Company’s NQDC Plan investments (offset in Other (income) expense below), partially offset by lower bad debt expense and discretionary spending.

Depreciation and amortization expense

	Three Months Ended
	September 29,	October 1,	%
	2024	2023	Change
	(dollars in thousands)

Depreciation and amortization	$13,038	$13,194	-1.2%
Percentage of net revenues	5.4%	4.9%

Depreciation and amortization expense was essentially in-line with the prior year, during the three months ended September 29, 2024.

Interest expense, net

	Three Months Ended
	September 29,	October 1,	%
	2024	2023	Change
	(dollars in thousands)

Interest expense, net	$3,360	$3,482	-3.5%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 7 - Debt, Net in Item 1 for details), net of income earned on the Company’s available cash balances.

Interest expense was relatively in-line with the prior year, during the three months ended September 29, 2024.

Other (income) expense, net

	Three Months Ended
	September 29,	October 1,	%
	2024	2023	Change
	(dollars in thousands)

Other (income) expense, net	$(1,767)	$474	472.8%

Other (income) expense consists primarily of investment losses (gains) on the Company’s NQDC Plan investments (for which the offsetting expense was recorded in the general and administration expense line item).

Income Taxes

The Company recorded an income tax benefit of $14.4 million and $10.3 million, during the three months ended September 29, 2024 and October 1, 2023, respectively. The Company’s effective tax rate for the three months ended September 29, 2024 was 29.6%, compared to 24.8% in the same period of the prior year. The Company’s effective tax rate for the three months ended September 29, 2024 and October 1, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation including tax deficiencies (shortfalls) from stock-based compensation, partially offset by tax credits.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 7 - Debt, Net in Item 1 for details). At September 29, 2024, the Company had working capital of $118.7 million, including cash and cash equivalents of $8.4 million, compared to working capital of $157.9 million, including cash and cash equivalents of $159.4 million, at June 30, 2024.

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

As of September 29, 2024, the Company had $45.0 million outstanding under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements. Working capital borrowings typically peak in November after which time cash generated from operations during the Christmas holiday shopping season is expected to enable the Company to repay such borrowings.

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

Cash Flows

Net cash used in operating activities of $177.2 million, for the three months ended September 29, 2024, was primarily attributable to the Company’s net loss during the period, adjusted by non-cash charges for depreciation and amortization and stock-based compensation, combined with seasonal changes in net working capital, including increases in inventory, trade receivables, and prepaid and other current assets.

Net cash used in investing activities of $15.1 million, for the three months ended September 29, 2024, was attributable to capital expenditures primarily related to the Company's technology and automation initiatives, and the acquisition of Scharffen Berger as noted above.

Net cash provided by financing activities of $41.3 million, for the three months ended September 29, 2024, related primarily to net proceeds from bank borrowings under the Company’s working capital line of credit.

Free Cash Flow

Free cash flow was negative $189.3 million for the three months ended September 29, 2024, compared with free cash flow of negative $150.8 million for three months ended October 1, 2023, a decrease of $38.5 million primarily driven by a decrease in cash flows from operations to fund the build in inventory for the holiday season. Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At September 29, 2024, the Company’s contractual obligations consist of:

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

	Payments due by period
	(in thousands)
	Remaining
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2025	2026	2027	2028	2029	Thereafter	Total
Purchase commitments	$93,077	$11,223	$5,093	$3,447	$3,447	$-	$116,287

Critical Accounting Estimates

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since June 30, 2024.

Recently Issued Accounting Pronouncements

See Note 1 - Accounting Policies in Item 1 for details regarding the impact of accounting standards that were recently issued on our consolidated financial statements.

Forward Looking Information and Factors that May Affect Future Results

Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events and can generally be identified by the use of statements that include words such as “estimate,” “expects,” “project,” “believe,” “anticipate,” “intend,” “plan,” “foresee,” “forecast,” “likely,” “will,” "should," “goal,” “target” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including:

●	the Company’s ability:

o	to achieve revenue and profitability;
o	to leverage its operating platform and reduce operating expenses;
o	to manage the seasonality of its business;
o	to cost effectively acquire and retain customers;
o	to successfully integrate acquired businesses and assets;
o	to reduce working capital requirements and capital expenditures;
o	to mitigate the impact of supply chain cost and capacity constraints;
o	to compete against existing and new competitors;
o	to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
o	to address the effects of changes in accounting policies, practices, or assumptions, including changes that could potentially require future impairment charges;
o	to achieve its guidance for the full Fiscal year;
o	to successfully execute its strategic initiatives; and
o	to reduce promotional activities and achieve more efficient marketing programs.

●	the outcome of contingencies, including legal proceedings in the normal course of business; and
●	general consumer sentiment and economic conditions that may affect, among other things, the levels of discretionary customer purchases of the Company’s products and the costs of shipping and labor.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to any additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from the effect of interest rate changes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 million during the three months ended September 29, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 29, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A-Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of September 29, 2024, $20.3 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the first three months of Fiscal 2025, which includes the period July 1, 2024 through September 29, 2024:

			Total	Dollar
			Number of	Value of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share (1)	Programs	Programs
(in thousands, except shares and average price paid per share)

07/01/24 – 07/28/24	-	$-	-	$21,571
07/29/24 – 08/25/24	-	$-	-	$21,571
08/26/24 – 09/29/24	160,413	$7.79	160,413	$20,316
Total	160,413	$7.79	160,413

(1)	Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended September 29, 2024, none of the directors or executive officers adopted or terminated a "Rule 10b5- 1 trading arrangement" or a "non-rule 10b5- 1 trading arrangement", as defined in Item 408 of Regulation S-K.

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: November 1, 2024	/s/ James F. McCann James F. McCann Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2024	/s/ William E. Shea William E. Shea Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)