Form 10-Q
period 2024-12-29
1 800 FLOWERS COM INC
filed 2025-01-31
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2024

or

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of January 24, 2025:

Class A common stock: 36,532,944
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.

FORM 10-Q

For the quarterly period ended December 29, 2024

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – December 29, 2024 (Unaudited) and June 30, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Six Months Ended December 29, 2024 and December 31, 2023	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three and Six Months Ended December 29, 2024 and December 31, 2023	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended December 29, 2024 and December 31, 2023	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

Part II.	Other Information	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

Signatures		37

PART I. – FINANCIAL INFORMATION

ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	December 29, 2024	June 30, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,220	$159,437
Trade receivables, net	61,352	18,024
Inventories	157,438	176,591
Prepaid and other	26,884	31,680
Total current assets	492,894	385,732

Property, plant and equipment, net	223,178	223,789
Operating lease right-of-use assets	110,455	113,926
Goodwill	156,648	156,537
Other intangibles, net	115,079	116,216
Other assets	39,516	36,448
Total assets	$1,137,770	$1,032,648

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$113,588	$80,005
Accrued expenses	193,558	121,303
Current maturities of long-term debt	-	10,000
Current portion of long-term operating lease liabilities	18,490	16,511
Total current liabilities	325,636	227,819

Long-term debt, net	157,474	177,113
Long-term operating lease liabilities	102,038	105,866
Deferred tax liabilities, net	17,905	19,402
Other liabilities	39,610	36,106
Total liabilities	642,663	566,306

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 59,281,253 and 58,792,695 shares issued at December 29, 2024 and June 30, 2024, respectively	593	588
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at December 29, 2024 and June 30, 2024	323	323
Additional paid-in capital	405,450	399,165
Retained earnings	295,136	264,978
Accumulated other comprehensive loss	(127)	(127)
Treasury stock, at cost, 22,596,217 and 21,645,290 Class A shares at December 29, 2024 and June 30, 2024, respectively and 5,280,000 Class B shares at December 29, 2024 and June 30, 2024	(206,268)	(198,585)
Total stockholders’ equity	495,107	466,342
Total liabilities and stockholders’ equity	$1,137,770	$1,032,648

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023

Net revenues	$775,492	$822,054	$1,017,582	$1,091,104
Cost of revenues (excludes depreciation and amortization)	439,899	466,357	589,670	633,479
Gross profit	335,593	355,697	427,912	457,625
Operating expenses:
Marketing and sales	187,003	188,557	269,100	271,075
Technology and development	15,973	14,822	31,612	30,126
General and administrative	27,410	27,154	55,936	55,643
Depreciation and amortization	14,130	14,152	27,168	27,346
Intangible impairment	-	19,762	-	19,762
Total operating expenses	244,516	264,447	383,816	403,952
Operating income	91,077	91,250	44,096	53,673
Interest expense, net	4,396	4,611	7,756	8,093
Other income, net	(1,164)	(2,736)	(2,931)	(2,262)
Income before income taxes	87,845	89,375	39,271	47,842
Income tax expense	23,497	26,468	9,113	16,177
Net income and comprehensive net income	64,348	62,907	30,158	31,665

Basic net income per common share	$1.01	$0.97	$0.47	$0.49

Diluted net income per common share	$1.00	$0.97	$0.47	$0.49

Weighted average shares used in the calculation of net income per common share:
Basic	63,836	64,835	64,017	64,814
Diluted	64,306	65,177	64,501	65,155

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended December 29, 2024 and December 31, 2023
							Accumulated
	Common Stock				Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at September 29, 2024	58,798,430	$588	32,348,221	$323	$401,685	$230,788	$(127)	27,085,703	$(199,840)	$433,417
Net income	-	-	-	-	-	64,348	-	-	-	64,348
Stock-based compensation	466,301	5	-	-	3,624	-	-	-	-	3,629
Exercise of stock options	16,522	-	-	-	141	-	-	-	-	141
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	790,514	(6,428)	(6,428)
Balance at December 29, 2024	59,281,253	$593	32,348,221	$323	$405,450	$295,136	$(127)	27,876,217	$(206,268)	$495,107

Balance at October 1, 2023	58,309,547	$583	32,348,221	$323	$390,579	$239,841	$(170)	25,856,358	$(188,265)	$442,891
Net income	-	-	-	-	-	62,907	-	-	-	62,907
Stock-based compensation	429,312	5	-	-	2,226	-	-	-	-	2,231
Exercise of stock options	5,110	-	-	-	44	-	-	-	-	44
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	512,978	(4,713)	(4,713)
Balance at December 31, 2023	58,743,969	$588	32,348,221	$323	$392,849	$302,748	$(170)	26,369,336	$(192,978)	$503,360

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Six Months Ended December 29, 2024 and December 31, 2023
							Accumulated
	Common Stock				Additional		Other			Total
	Class A		Class B		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342
Net income	-	-	-	-	-	30,158	-	-	-	30,158
Stock-based compensation	467,301	5	-	-	6,103	-	-	-	-	6,108
Exercise of stock options	21,257	-	-	-	182	-	-	-	-	182
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	950,927	(7,683)	(7,683)
Balance at December 29, 2024	59,281,253	$593	32,348,221	$323	$405,450	$295,136	$(127)	27,876,217	$(206,268)	$495,107

Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843
Net income	-	-	-	-	-	31,665	-	-	-	31,665
Stock-based compensation	465,112	5	-	-	4,590	-	-	-	-	4,595
Exercise of stock options	5,110	-	-	-	44	-	-	-	-	44
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	523,461	(4,787)	(4,787)
Balance at December 31, 2023	58,743,969	$588	32,348,221	$323	$392,849	$302,748	$(170)	26,369,336	$(192,978)	$503,360

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	December 29,	December 31,
	2024	2023

Operating activities:
Net income	$30,158	$31,665
Reconciliation of net income to net provided by operating activities, net of acquisitions:
Intangible impairment	-	19,762
Depreciation and amortization	27,168	27,346
Amortization of deferred financing costs	361	361
Deferred income taxes	(1,496)	(6,108)
Bad debt expense	131	225
Stock-based compensation	6,108	4,595
Other non-cash items	(412)	(385)
Changes in operating items:
Trade receivables	(43,400)	(26,384)
Inventories	20,446	29,808
Prepaid and other	5,850	6,640
Accounts payable and accrued expenses	104,671	125,404
Other assets and liabilities	1,722	(169)
Net cash provided by operating activities	151,307	212,760

Investing activities:
Acquisitions, net of cash acquired	(3,000)	-
Capital expenditures	(23,023)	(17,807)
Net cash used in investing activities	(26,023)	(17,807)

Financing activities:
Acquisition of treasury stock	(7,683)	(4,787)
Proceeds from exercise of employee stock options	182	44
Proceeds from bank borrowings	110,000	82,000
Repayment of bank borrowings	(140,000)	(87,000)
Net cash used in financing activities	(37,501)	(9,743)

Net change in cash and cash equivalents	87,783	185,210
Cash and cash equivalents:
Beginning of period	159,437	126,807
End of period	$247,220	$312,017

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2025. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.

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

Our total deferred revenue as of  June 30, 2024 was $25.0 million (included in “Accrued expenses” on our consolidated balance sheets), of which $9.0 million and $22.0 million was recognized as revenue during the three and six months ended December 29, 2024. The deferred revenue balance as of  December 29, 2024 was $36.1 million.

Impairment Evaluation

The Company performs its annual assessment of goodwill and indefinite-lived intangible impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.  During the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company's PersonalizationMall tradename (indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename.  This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename.

The Company concluded that goodwill and other indefinite-lived intangible assets, excluding its PersonalizationMall tradename, did not require an impairment assessment.  See Note 6 – Goodwill and other intangibles, net for further information.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.  ASU 2024-03 requires enhanced disclosures about a business entity's expenses, includes enhanced interim disclosure requirements, and requires additional disclosure about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses.  The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted.  ASU 2024-03 allows for either a prospective or retrospective approach on adoption.  The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses, includes enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$64,348	$62,907	$30,158	$31,665

Denominator:
Weighted average shares outstanding	63,836	64,835	64,017	64,814
Effect of dilutive stock options and unvested restricted stock awards	470	342	484	341

Diluted weighted-average shares outstanding	64,306	65,177	64,501	65,155

Net income per common share
Basic	$1.01	$0.97	$0.47	$0.49
Diluted	$1.00	$0.97	$0.47	$0.49

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

Scharffen Berger annual revenues and results of operations, based on its most recent available financial information, is deemed immaterial to the Company's consolidated financial statements and, as such, pro forma results of operations have not been presented.

Acquisition of Card Isle

On April 3, 2024, the Company, within its BloomNet segment, completed its acquisition of certain assets of Card Isle®, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands.  The Company used cash on hand to fund the purchase.

The total consideration of $3.6 million was allocated to the identifiable assets acquired and liabilities assumed based on the estimates of their fair values on the acquisition date. During the quarter ended December 29, 2024, the Company finalized its purchase price allocation, and the consideration transferred was allocated to goodwill of $3.0 million (deductible for income tax purposes) and artist contracts of $0.6 million (5-year life).

Card Isle annual revenues and results of operations, based on its most recently available financial information, is deemed immaterial to the Company's consolidated financial statements and, as such, pro forma results of operations have not been presented.

Note 4 – Inventory

The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	December 29, 2024	June 30, 2024
	(in thousands)
Finished goods	$100,896	$94,590
Work-in-process	12,058	25,849
Raw materials	44,484	56,152
Total inventory	$157,438	$176,591

Note 5 – Property, plant and equipment, net

The Company’s property, plant and equipment, net consists of the following:

	December 29, 2024	June 30, 2024
	(in thousands)
Land	$33,827	$33,827
Orchards in production and land improvements	20,917	20,604
Building and building improvements	70,035	69,089
Leasehold improvements	31,330	31,289
Production equipment	135,746	131,664
Furniture and fixtures	9,512	9,325
Computer and telecommunication equipment	43,951	42,159
Software	205,187	176,160
Capital projects in progress	11,223	23,172
Property, plant and equipment, gross	561,728	537,289
Accumulated depreciation and amortization	(338,550)	(313,500)
Property, plant and equipment, net	$223,178	$223,789

Note 6 – Goodwill and other intangibles, net

The following table presents goodwill by segment and the related change in the net carrying amount:

			Gourmet
	Consumer		Foods &
	Floral &		Gift
	Gifts	BloomNet	Baskets	Total
	(in thousands)
Balance at June 30, 2024	$153,577	$2,960	$-	$156,537
Acquisition of Scharffen Berger	-	-	111	111
Balance at December 29, 2024	$153,577	$2,960	$111	$156,648

The Company’s other intangible assets, net consist of the following:

		December 29, 2024			June 30, 2024
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$6,727	$693	$7,420	$6,674	$746
Customer lists	3 - 10	29,647	26,986	2,661	29,647	25,932	3,715
Other	5 - 14	2,946	2,694	252	2,946	2,664	282
Total intangible assets with determinable lives		40,013	36,407	3,606	40,013	35,270	4,743
Trademarks with indefinite lives		111,473	-	111,473	111,473	-	111,473
Total identifiable intangible assets		$151,486	$36,407	$115,079	$151,486	$35,270	$116,216

Future estimated amortization expense is as follows: remainder of fiscal 2025 - $0.9 million, fiscal 2026 - $1.4 million, fiscal 2027 - $0.6 million, fiscal 2028 - $0.3 million, fiscal 2029 - $0.2 million and thereafter - $0.1 million.

The Company performs its annual assessment of goodwill and indefinite-lived intangibles impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment  may exist.

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

Note 7 – Investments

Equity investments without a readily determinable fair value

Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method invest ments was $2.4 million as of  December 29, 2024 and June 30, 2024 , respectively.

Equity investments with a readily determinable fair value

The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 11 - Fair Value Measurements).

Note 8 – Leases

The Company currently leases plants, warehouses, offices, store facilities, and equipment under various leases through fiscal 2036. Most lease agreements are of a long-term nature (over a year), although the Company does also enter into short-term leases, primarily for seasonal needs. Lease agreements may contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company accounts for its leases in accordance with Accounting Standards Codification ("ASC") 842.

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

Additional information related to the Company's leases is as follows:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
	(in thousands)
Lease costs:
Operating lease costs	$5,993	$5,651	$11,997	$11,273
Variable lease costs	6,829	7,568	13,356	14,082
Short-term lease cost	2,310	2,535	3,065	3,418
Sublease income	(206)	(246)	(436)	(497)
Total lease costs	$14,926	$15,508	$27,982	$28,276

Cash paid for amounts included in measurement of operating lease liabilities			$10,376	$11,300
Right-of-use assets obtained in exchange for new operating lease liabilities			$5,855	$1,784

December 29,
2024

Weighted-average remaining lease term - operating leases (in years)	7.5
Weighted-discount rate - operating leases	4.5%

Maturities of lease liabilities in accordance with ASC 842 as of December 29, 2024 and reconciliation to the consolidated balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2025	$11,884
2026	21,875
2027	18,956
2028	17,979
2029	17,031
Thereafter	54,123
Total future minimum lease payments	141,848
Less: Imputed remaining interest	21,320
Total operating lease liabilities	120,528
Less: Current portion of long-term operating lease liabilities	18,490
Long-term operating lease liabilities	$102,038

Note 9 – Accrued expenses

Accrued expenses consists of the following:

	December 29, 2024	June 30, 2024
	(in thousands)
Payroll and employee benefits	$22,559	$29,954
Deferred revenue	36,149	25,009
Accrued marketing expenses	15,580	10,709
Accrued florist payout	12,569	9,526
Accrued purchases	43,469	15,338
Other	63,232	30,767
Accrued Expenses	$193,558	$121,303

Note 10 – Long-term debt, net

The Company’s current and long-term debt consists of the following:

	December 29, 2024	June 30, 2024
	(in thousands)
Revolver	$-	$-
Term Loans	160,000	190,000
Deferred financing costs	(2,526)	(2,887)
Total debt	157,474	187,113
Less: current maturities of long-term debt	-	10,000
Long-term debt, net	$157,474	$177,113

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

For each borrowing under the Existing Credit Agreement (as defined below), the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one-month interest period plus 1% or (2) an adjusted SOFR rate plus an applicable margin varying based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods.

On January 28, 2025, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a First Amendment (the “First Amendment”) to the Third Amended Credit Agreement. The First Amendment amended the Third Amended Credit Agreement (the Third Amended Credit Agreement, as amended by the First Amendment, the “Existing Credit Agreement”) by, among other modifications, (1) revising the definition of “Consolidated EBITDA” to (x) provide that extraordinary, unusual or non-recurring cash expenses or losses may be added back to Consolidated Net Income in the calculation of Consolidated EBITDA, (y) clarify that expenses or losses in connection with the implementation or integration of operational systems, information technology or similar upgrades are deemed to constitute extraordinary, unusual or non-recurring expenses or losses, and (z) include an additional add-back to Consolidated EBITDA for the amount of any restructuring charge, accrual, reserve (and increases to existing reserves) or expense, (2) clarifying the application of optional prepayments of Term Loans under the Existing Credit Agreement toward scheduled principal payments of such Term Loans, and (3) revising the definition of “Consolidated Fixed Charges” to clarify that applicable scheduled principal payments of indebtedness are included in Consolidated Fixed Charges only to the extent not offset by the application of prepayments of such indebtedness.

The Existing Credit Agreement requires that while any borrowings or commitments are outstanding the Company comply with certain financial covenants and affirmative covenants as well as certain negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments and make certain restricted payments. The Company was in compliance with these covenants as of December 29, 2024.  The Existing Credit Agreement is secured by substantially all of the assets of the Company.

The principal of the Term Loan is payable at a rate of $2.5 million for the first 8 quarterly installments beginning on September 29, 2023, increasing to a quarterly payment of $5.0 million, commencing on September 26, 2025, for the remaining 11 payments, with the remaining balance of $125.0 million due upon maturity on June 27, 2028.

During the three months ended December 29, 2024, the Company elected to optionally pay down an incremental $25.0 million against the outstanding Term Loan balance.  This payment will be applied toward the installment payments, noted above in direct order of maturity.

Future principal Term Loan payments under the Third Amended Credit Agreement are as follows:  $0.0 million – remainder of fiscal 2025 ,  $0.0 million – fiscal 2026 ,  $20.0 million – fiscal 2027 , and  $140.0 million – fiscal 2028 .

Note 11 – Fair value measurements

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

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying	Fair Value Measurements
	Value	Assets (Liabilities)
		Level 1	Level 2	Level 3
	(in thousands)
Assets (Liabilities) as of December 29, 2024
Trading securities held in a “rabbi trust” (1)	$36,182	$36,182	$-	$-
	$36,182	$36,182	$-	$-

Assets (Liabilities) as of June 30, 2024
Trading securities held in a “rabbi trust”(1)	$32,805	$32,805	$-	$-
	$32,805	$32,805	$-	$-

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

Note 12 – Income taxes

The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and six months ended December 29, 2024 was 26.7% and 23.2%, respectively, compared to 29.6% and 33.8% in the same periods of the prior year. The Company’s effective tax rate for the three and six months ended December 29, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, tax deficiencies (shortfalls) from stock-based compensation and increases in valuation allowances, partially offset by tax credits. The Company’s effective tax rate for the three and six months ended December 31, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation, partially offset by tax credits. The Company's effective tax rate for the three and six months ended December 31, 2023, was further impacted by the intangible impairment charge, which reduced the amount of income reflected in the Company’s estimated annual effective tax rate.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  In completing this evaluation, the Company considers available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, the time period over which our temporary differences will reverse, the implementation of feasible and prudent tax planning strategies, and expectations for future pre-tax operating income. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.  As of December 29, 2024, and June 30, 2024, the Company had valuation allowances of approximately $6.2 million and $4.9 million, respectively, primarily related to certain state and foreign net operating losses.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company’s fiscal years 2023, 2022 and 2021 remain subject to U.S. federal examination. Due to nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2020. The Company's foreign income tax filings from fiscal 2018 are open for examination by its respective foreign tax authorities, mainly Canada and Brazil. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 29, 2024, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $3.4 million (included in "Other liabilities" on our consolidated balance sheet), all of which if fully recognized would impact our effective tax rate. The Company believes that $0.4 million of unrecognized tax positions will be resolved over the next twelve months.

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

Note 14 – Business segments

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

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
	(in thousands)
Net Revenues:
Segment Net Revenues:
Consumer Floral & Gifts	$234,349	$254,835	$369,529	$397,029
BloomNet	22,837	27,236	45,912	56,106
Gourmet Foods & Gift Baskets	518,454	539,963	602,457	638,072
Corporate	113	279	202	549
Intercompany eliminations	(261)	(259)	(518)	(652)
Total net revenues	$775,492	$822,054	$1,017,582	$1,091,104

Operating Income:
Segment Contribution Margin:
Consumer Floral & Gifts	$21,587	$10,593	$26,531	$19,419
BloomNet	7,460	9,088	14,301	18,475
Gourmet Foods & Gift Baskets	107,277	118,153	95,024	107,125
Segment Contribution Margin Subtotal	136,324	137,834	135,856	145,019
Corporate (a)	(31,117)	(32,432)	(64,592)	(64,000)
Depreciation and amortization	(14,130)	(14,152)	(27,168)	(27,346)
Operating income	$91,077	$91,250	$44,096	$53,673

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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral &				Gourmet Foods &		Corporate and
	Gifts		BloomNet		Gift Baskets		Eliminations		Consolidated
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
	(in thousands)
Net revenues
E-commerce	$232,514	$252,845	$-	$-	$444,812	$485,561	$-	$-	$677,326	$738,406
Other	1,835	1,990	22,837	27,236	73,642	54,402	(148)	20	98,166	83,648
Total net revenues	$234,349	$254,835	$22,837	$27,236	$518,454	$539,963	$(148)	$20	$775,492	$822,054

Other revenues detail
Retail and other	1,835	1,990	-	-	4,559	4,296	-	-	6,394	6,286
Wholesale	-	-	8,571	8,706	69,083	50,106	-	-	77,654	58,812
BloomNet services	-	-	14,266	18,530	-	-	-	-	14,266	18,530
Corporate	-	-	-	-	-	-	113	279	113	279
Eliminations	-	-	-	-	-	-	(261)	(259)	(261)	(259)
Total other revenues	$1,835	$1,990	$22,837	$27,236	$73,642	$54,402	$(148)	$20	$98,166	$83,648

	Six Months Ended
	Consumer Floral &				Gourmet Foods &		Corporate and
	Gifts		BloomNet		Gift Baskets		Eliminations		Consolidated
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
	(in thousands)
Net revenues
E-commerce	$366,058	$393,180	$-	$-	$504,442	$555,137	$-	$-	$870,500	$948,317
Other	3,471	3,849	45,912	56,106	98,015	82,935	(316)	(103)	147,082	142,787
Total net revenues	$369,529	$397,029	$45,912	$56,106	$602,457	$638,072	$(316)	$(103)	$1,017,582	$1,091,104

Other revenues detail
Retail and other	$3,471	$3,849	$-	$-	$6,343	$6,230	$-	$-	$9,814	$10,079
Wholesale	-	-	18,683	20,503	91,672	76,705	-	-	110,355	97,208
BloomNet services	-	-	27,229	35,603	-	-	-	-	27,229	35,603
Corporate	-	-	-	-	-	-	202	549	202	549
Eliminations	-	-	-	-	-	-	(518)	(652)	(518)	(652)
Total other revenues	$3,471	$3,849	$45,912	$56,106	$98,015	$82,935	$(316)	$(103)	$147,082	$142,787

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

Macro-economic Conditions

Overall, broader macro-economic conditions continue to impact our consumers as they continue to moderate their discretionary spending. Throughout the first half of fiscal 2025, we have seen sales challenged by a reduction in everyday or just-because gift giving. As our second quarter contains the Thanksgiving to Christmas holiday season, we anticipated sales trends to improve as our gifting business has historically proven to be more resilient during holiday periods. However, due to a more condensed holiday season with fewer shopping days between Thanksgiving and Christmas, we anticipated consumers to begin their holiday shopping later in the season. In line with our expectations, consumer spending increased later in the season, but not to anticipated levels. Total consolidated revenues decreased 5.7% to $775.5 million and 6.7% to $1,017.6 million during the three and six months ended December 29, 2024 respectively, compared with total consolidated revenues of $822.1 million and $1,091.1 million in the same prior year periods.

Intangible Impairment

During the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename, as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename. See Note 6 – Goodwill and other intangibles, net in Item 1for further information.

Acquisition of Scharffen Berger

On July 1, 2024, the Company completed its acquisition of certain assets of Scharffen Berger, a chocolate manufacturing company, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets Segment.  The Company used cash on its balance sheet to fund the approximately $3.3 million purchase – See Note 3 – Acquisitions in Item 1.

Acquisition of Card Isle

On April 3, 2024, the Company completed its acquisition of certain assets of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands.  The Company used cash on its balance sheet to fund the $3.6 million purchase – See Note 3 – Acquisitions in Item 1.

Company Guidance

Based on the Company's performance during the fiscal second quarter, the Company is updating its fiscal 2025 guidance as outlined below. TheCompany expects its revenue trend to improve as the fiscal year progresses, benefitting from its Relationship Innovation initiatives that have expanded the Company's offerings, broadened price points and enhanced the user experience.

As a result, for fiscal 2025 the Company now expects:

●	Total revenues to decline in the mid-single digits, on a percentage basis, as compared with the prior year;

●	Adjusted EBITDA to be in a range of $65 million to $75 million; and

●	Free Cash Flow to be in a range of $25 million to $35 million.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of the limitations are: (a) EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on the Company's debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and EBITDA does not reflect any cash requirements for such capital expenditures. EBITDA and Adjusted EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

The following table presents the EBITDA and Adjusted EBITDA for the three and six months ended December 29, 2024 and December 31, 2023, respectively.

Reconciliation of net income to Adjusted EBITDA (non-GAAP):	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
	(in thousands)
Net income	$64,348	$62,907	$30,158	$31,665
Add: Interest expense and other, net	3,232	1,875	4,825	5,831
Add: Depreciation and amortization	14,130	14,152	27,168	27,346
Add: Income tax expense	23,497	26,468	9,113	16,177
EBITDA	105,207	105,402	71,264	81,019
Add: Stock-based compensation	3,629	2,231	6,108	4,595
Add: Compensation charge related to NQDC Plan investment appreciation	1,135	2,682	2,873	2,178
Add: System implementation costs	6,307	-	8,087	-
Add: Intangible impairment	-	19,762	-	19,762
Adjusted EBITDA	$116,278	$130,077	$88,332	$107,554

Adjusted net income and adjusted or comparable net income per common share

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

The following table presents the adjusted net income and adjusted net income per common share for the three and six months ended December 29, 2024 and December 31, 2023, respectively.

Reconciliation of net income to adjusted net income (non-GAAP):	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2024	2023	2024	2023
	(in thousands, except for share data)
Net income	$64,348	$62,907	$30,158	$31,665
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: System implementation costs	6,307	-	8,087	-
Add: Intangible impairment	-	19,762	-	19,762
Deduct: Income tax effect on adjustments	(1,475)	-	(2,002)	-
Adjusted net income (non-GAAP)	$69,180	$82,669	$36,243	$51,427

Basic and diluted net income per common share
Basic	$1.01	$0.97	$0.47	$0.49
Diluted	$1.00	$0.97	$0.47	$0.49

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.08	$1.28	$0.57	$0.79
Diluted	$1.08	$1.27	$0.56	$0.79

Weighted average shares used in the calculation of basic and diluted net income and adjusted net income per common share
Basic	63,836	64,835	64,017	64,814
Diluted	64,306	65,177	64,501	65,155

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

The following table presents the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments, for the three and six months ended December 29, 2024 and December 31, 2023, respectively.

	Three Months Ended

		System	As Adjusted			As Adjusted
		Implementation	(non-GAAP)		Intangible	(non-GAAP)%
	December 29, 2024	Costs	December 29, 2024	December 31, 2023	Impairment	December 31, 2023	Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$234,349	$-	$234,349	$254,835	$-	$254,835	-8.0%
BloomNet	22,837	-	22,837	27,236	-	27,236	-16.2%
Gourmet Foods & Gift Baskets	518,454	-	518,454	539,963	-	539,963	-4.0%
Corporate	113	-	113	279	-	279	-59.5%
Intercompany eliminations	(261)	-	(261)	(259)	-	(259)	-0.8%
Total net revenues	$775,492	$-	$775,492	$822,054	$-	$822,054	-5.7%

Gross profit:
Consumer Floral & Gifts	$98,288	$-	$98,288	$109,176	$-	$109,176	-10.0%
	41.9%		41.9%	42.8%		42.8%

BloomNet	11,624	-	11,624	12,974	-	12,974	-10.4%
	50.9%		50.9%	47.6%		47.6%

Gourmet Foods & Gift Baskets	225,390	1,992	227,382	233,200	-	233,200	-2.5%
	43.5%		43.9%	43.2%		43.2%

Corporate	291	-	291	347	-	347	-16.1%
	257.5%		257.5%	124.4%		124.4%

Total gross profit	$335,593	$1,992	$337,585	$355,697	$-	$355,697	-5.1%
	43.3%		43.5%	43.3%		43.3%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$21,587	$-	$21,587	$10,593	$19,762	$30,355	-28.9%
BloomNet	7,460	-	7,460	9,088	-	9,088	-17.9%
Gourmet Foods & Gift Baskets	107,277	4,166	111,443	118,153	-	118,153	-5.7%
Segment Contribution Margin Subtotal	136,324	4,166	140,490	137,834	19,762	157,596	-10.9%
Corporate (b)	(31,117)	2,141	(28,976)	(32,432)		(32,432)	10.7%
EBITDA (non-GAAP)	105,207	6,307	111,514	105,402	19,762	125,164	-10.9%
Add: Stock-based compensation	3,629	-	3,629	2,231	-	2,231	62.7%
Add: Compensation charge related to NQDC Plan Investment Appreciation	1,135	-	1,135	2,682	-	2,682	-57.7%
Adjusted EBITDA (non-GAAP) (c)	$109,971	$6,307	$116,278	$110,315	$19,762	$130,077	-10.6%

	Six Months Ended

		System	As Adjusted			As Adjusted
		Implementation	(non-GAAP)		Intangible	(non-GAAP)%
	December 29, 2024	Costs	December 29, 2024	December 31, 2023	Impairment	December 31, 2023	Change
	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$369,529	$-	$369,529	$397,029	$-	$397,029	-6.9%
BloomNet	45,912	-	45,912	56,106	-	56,106	-18.2%
Gourmet Foods & Gift Baskets	602,457	-	602,457	638,072	-	638,072	-5.6%
Corporate	202	-	202	549	-	549	-63.2%
Intercompany eliminations	(518)	-	(518)	(652)	-	(652)	20.6%
Total net revenues	$1,017,582	$-	$1,017,582	$1,091,104	$-	$1,091,104	-6.7%

Gross profit:
Consumer Floral & Gifts	$152,217	$-	$152,217	$165,498	$-	$165,498	-8.0%
	41.2%		41.2%	41.7%		41.7%

BloomNet	23,152	-	23,152	27,472	-	27,472	-15.7%
	50.4%		50.4%	49.0%		49.0%

Gourmet Foods & Gift Baskets	252,234	1,992	254,226	264,107	-	264,107	-3.7%
	41.9%		42.2%	41.4%		41.4%

Corporate	309	-	309	548	-	548	-43.6%
	153.0%		153.0%	99.8%		99.8%

Total gross profit	$427,912	$1,992	$429,904	$457,625	$-	$457,625	-6.1%
	42.1%		42.2%	41.9%		41.9%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$26,531	$-	$26,531	$19,419	$19,762	$39,181	-32.3%
BloomNet	14,301	-	14,301	18,475	-	18,475	-22.6%
Gourmet Foods & Gift Baskets	95,024	5,079	100,103	107,125	-	107,125	-6.6%
Segment Contribution Margin Subtotal	135,856	5,079	140,935	145,019	19,762	164,781	-14.5%
Corporate (b)	(64,592)	3,008	(61,584)	(64,000)		(64,000)	3.8%
EBITDA (non-GAAP)	71,264	8,087	79,351	81,019	19,762	100,781	-21.3%
Add: Stock-based compensation	6,108	-	6,108	4,595	-	4,595	32.9%
Add: Compensation charge related to NQDC Plan Investment Appreciation	2,873	-	2,873	2,178	-	2,178	31.9%
Adjusted EBITDA (non-GAAP) (c)	$80,245	$8,087	$88,332	$87,792	$19,762	$107,554	-17.9%

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

(c) See reconciliation of the Company's net income to Adjusted EBITDA (non-GAAP) above.

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures. The Company considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of fixed assets, which can then be used to, among other things, invest in the Company’s business, make strategic acquisitions, strengthen the balance sheet, and repurchase stock or retire debt. Free cash flow is a liquidity measure that is frequently used by the investment community in the evaluation of similarly situated companies. Since free cash flow is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in the company's cash balance for the period.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure for the six months ended December 29, 2024 and December 31, 2023, respectively.

	Six Months Ended
	December 29,	December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$151,307	$212,760
Capital expenditures	(23,023)	(17,807)
Free cash flow	$128,284	$194,953

Results of Operations

Net revenues

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)
Net revenues:
E-Commerce	$677,326	$738,406	-8.3%	$870,500	$948,317	-8.2%
Other	98,166	83,648	17.4%	147,082	142,787	3.0%
Total net revenues	$775,492	$822,054	-5.7%	$1,017,582	$1,091,104	-6.7%

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.

Net revenues decreased 5.7% and 6.7% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, due to lower e-commerce order volume across the Company's three segments, reflecting a continuation of the trends that the Company had experienced throughout the prior fiscal year, as consumer discretionary income remains pressured, and consumers continue to moderate their spending. In addition, the implementation of a new order management system for our Harry & David brand within the Gourmet Foods & Gift Baskets segment negatively impacted sales in the current period by approximately $20 million. The decrease was partially offset by increased wholesale demand due to increased orders from big box retailers.

The Company acquired Scharffen Berger and Card Isle on July 1, 2024 and April 3, 2024, respectively. Revenues related to these acquisitions were not significant during the three and six months ended December 29, 2024.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	December 29, 2024	December 31, 2023	% Change	December 29, 2024	December 31, 2023	% Change	December 29, 2024	December 31, 2023	% Change	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	% Change
	(dollars in thousands)
Net revenues
E-commerce	$232,514	$252,845	-8.0%	$-	$-	-%	$444,812	$485,561	-8.4%	$-	$-	$677,326	$738,406	-8.3%
Other	1,835	1,990	-7.8%	22,837	27,236	-16.2%	73,642	54,402	35.4%	(148)	20	98,166	83,648	17.4%
Total net revenues	$234,349	$254,835	-8.0%	$22,837	$27,236	-16.2%	$518,454	$539,963	-4.0%	$(148)	$20	$775,492	$822,054	-5.7%

Other revenues detail
Retail and other	1,835	1,990	-7.8%	-	-	-	4,559	4,296	6.1%	-	-	6,394	6,286	1.7%
Wholesale	-	-	-	8,571	8,706	-1.6%	69,083	50,106	37.9%	-	-	77,654	58,812	32.0%
BloomNet services	-	-	-	14,266	18,530	-23.0%	-	-	-	-	-	14,266	18,530	-23.0%
Corporate	-	-	-	-	-	-	-	-	-	113	279	113	279	-59.5%
Eliminations	-	-	-	-	-	-	-	-	-	(261)	(259)	(261)	(259)	-0.8%
Total other revenues	$1,835	$1,990	-7.8%	$22,837	$27,236	-16.2%	$73,642	$54,402	35.4%	$(148)	$20	$98,166	$83,648	17.4%

	Six Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	December 29, 2024	December 31, 2023	% Change	December 29, 2024	December 31, 2023	% Change	December 29, 2024	December 31, 2023	% Change	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023	% Change
	(dollars in thousands)
Net revenues
E-commerce	$366,058	$393,180	-6.9%	$-	$-	-%	$504,442	$555,137	-9.1%	$-	$-	$870,500	$948,317	-8.2%
Other	3,471	3,849	-9.8%	45,912	56,106	-18.2%	98,015	82,935	18.2%	(316)	(103)	147,082	142,787	3.0%
Total net revenues	$369,529	$397,029	-6.9%	$45,912	$56,106	-18.2%	$602,457	$638,072	-5.6%	$(316)	$(103)	$1,017,582	$1,091,104	-6.7%

Other revenues detail
Retail and other	$3,471	$3,849	-9.8%	$-	$-	-	$6,343	$6,230	1.8%	$-	$-	$9,814	$10,079	-2.6%
Wholesale	-	-	-	18,683	20,503	-8.9%	91,672	76,705	19.5%	-	-	110,355	97,208	13.5%
BloomNet services	-	-	-	27,229	35,603	-23.5%	-	-	-	-	-	27,229	35,603	-23.5%
Corporate	-	-	-	-	-	-	-	-	-	202	549	202	549	-63.2%
Eliminations	-	-	-	-	-	-	-	-	-	(518)	(652)	(518)	(652)	20.6%
Total other revenues	$3,471	$3,849	-9.8%	$45,912	$56,106	-18.2%	$98,015	$82,935	18.2%	$(316)	$(103)	$147,082	$142,787	3.0%

Revenue by sales channel:

E-commerce revenues (combined online and telephonic) decreased 8.3% and 8.2% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, primarily due to the decline in demand across our three segments, as well as product mix with customers trending toward lower price point items.

During the three and six months ended December 29, 2024, the Company fulfilled approximately 7.4 million and 9.8 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 7.2% and 6.9%, respectively, compared to the same periods of the prior year. During the three and six months ended December 29, 2024, average order value decreased 1.2% and 1.4% to $92.02 and $88.82, respectively, compared to the same periods in the prior year.  The average order value decreased as a result of higher promotions due to a competitive market and product mix as the Company has introduced a wider selection of more modestly priced items to target a broader consumer base.

Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three and six months ended December 29, 2024 increased 17.4% and 3.0%, respectively, compared to the same periods of the prior year, due to higher wholesale volumes within the Gourmet Foods & Gift Baskets segment due to increased orders from big box retailers, which was partially offset by lower BloomNet revenues due to lower order volume through the network, including our 1-800-Flowers brand.

Revenue by segment:

Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com, PersonalizationMall, Things Remembered and Alice’s Table brands, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues within this segment decreased 8.0% and 6.9% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, due to continued macro-economic pressure and use of promotional offerings due to the competitive environment.

During the three and six months ended December 29, 2024, Consumer Floral & Gifts orders through its e-commerce sales channel (online and telephonic sales) decreased 7.3% and 5.8%, respectively, compared to the same periods of the prior year. In addition, the average order value decreased 0.8% and 1.1%, respectively, as a result of product mix trending towards lower price point items and higher promotions due to the competitive market.

BloomNet - revenues in this segment are derived from membership fees, as well as product and service offerings.

Net revenues decreased 16.2% and 18.2% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year. The net revenue decline was primarily due to lower service revenues, which were attributable to a decline in order volume processed through the network.

Gourmet Foods & Gift Baskets - this segment includes the operations of Harry & David, Wolferman’s, Cheryl’s Cookies, The Popcorn Factory, 1-800-Baskets/DesignPac, Shari’s Berries, Vital Choice, and since July 1, 2024, Scharffen Berger. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s Cookies brand names, as well as wholesale operations.

Net revenues within this segmentdecreased4.0% and 5.6% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, as a result of lower e-commerce revenues, which were impacted by lower demand, partially offset by increased wholesale volume as big box retailers increased orders in the current year. In addition, the implementation of a new order management system for our Harry & David brand negatively impacted sales in the current period by approximately $20 million.

During the three and six months ended December 29, 2024, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 7.0% and 8.0%, respectively, compared to the same periods of the prior year. In addition, the average order value decreased 1.5% and 1.2%, respectively, as a result of product mix trending towards lower price point items and the higher promotions due to the competitive market.

Gross profit

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Gross profit	$335,593	$355,697	-5.7%	$427,912	$457,625	-6.5%
Gross profit %	43.3%	43.3%		42.1%	41.9%

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

Gross profit decreased 5.7% and 6.5% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, due to lower revenues as noted above.

During the three months ended December 29, 2024, the gross profit percentage was in-line with the same period of the prior year. During the six months ended December 29, 2024, the gross profit percentage increased 20 basis points compared to the same period of the prior year, which was driven by increased gross profit percentage in the BloomNet and Gourmet Foods & Gift Baskets segments.

Gross profit by segment follows:

Consumer Floral & Gifts segment - Gross profit decreased by 10.0% and 8.0% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, due to the impact of the lower revenues noted above, as well as the unfavorable gross profit percentage primarily attributable to higher cost of merchandise.

BloomNet segment - Gross profit decreased by 10.4% and 15.7% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, due to the decrease in revenues noted above, partially offset by an increase in the gross profit percentage. Gross profit percentage increased in comparison to the same periods of the prior year due to lower florist rebates, which was driven by lower florist-to-florist volume.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 3.3% and 4.5% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, due to the decrease in revenue noted above, partially offset by a slightly improved gross profit percentage. Gross profit percentage increased 30 basis points and 50 basis points during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year. The increased gross profit percentage was attributable to lower delivery and shipping costs and labor efficiencies, which was partially offset by a higher cost of merchandise and incremental costs associated with the implementation of a new order management system for our Harry & David Brand.

Marketing and sales expense

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Marketing and sales	$187,003	$188,557	-0.8%	$269,100	$271,075	-0.7%
Percentage of net revenues	24.1%	22.9%		26.4%	24.8%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.

Marketing and sales expense decreased 0.8% and 0.7% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, mainly related to decreased labor costs, which was partially offset by increased advertising costs due to a competitive environment.

Technology and development expense

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Technology and development	$15,973	$14,822	7.8%	$31,612	$30,126	4.9%
Percentage of net revenues	2.1%	1.8%		3.1%	2.8%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.

Technology and development expense increased by 7.8% and 4.9% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, primarily due to higher development and consulting costs for the Company's technology platform enhancements, including incremental costs relating to the implementation of a new customer service platform and order management system.

General and administrative expense

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

General and administrative	$27,410	$27,154	0.9%	$55,936	$55,643	0.5%
Percentage of net revenues	3.5%	3.3%		5.5%	5.1%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 0.9% and 0.5% during the three and six months ended December 29, 2024, respectively, compared to the same periods of the prior year, primarily due to an increase in insurance costs, partially offset by lower labor costs, professional fees, and changes in the value of the Company’s NQDC Plan investments (offset in Other income, net below).

Depreciation and amortization expense

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Depreciation and amortization	$14,130	$14,152	-0.2%	$27,168	$27,346	-0.7%
Percentage of net revenues	1.8%	1.7%		2.7%	2.5%

Depreciation and amortization expense was essentially in-line with the prior year, during the three and six months ended December 29, 2024.

Intangible impairment

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Intangible impairment	$-	$19,762	-100.0%	$-	$19,762	-100.0%

During the three and six months ended December 31, 2023, the Company recorded a non-cash impairment charge of $19.8 million related to its PersonalizationMall trademark, due to a decline in the actual and projected revenue, combined with a higher discount rate resulting from the higher interest rate environment.  See Note 6 – Goodwill and other intangibles, net in Item 1 for further information.

Interest expense, net

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Interest expense, net	$4,396	$4,611	-4.7%	$7,756	$8,093	-4.2%

Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 10 – Long-term debt, net in Item 1 for details), net of income earned on the Company’s available cash balances.

Interest expense was lower compared to the prior year, during the three and six months ended December 29, 2024, driven by the lower interest rates and outstanding Term Loan balance, offset by increased borrowings against our revolving credit facility throughout the quarter.

Other income, net

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
	2024	2023	Change	2024	2023	Change
	(dollars in thousands)

Other income, net	$(1,164)	$(2,736)	57.5%	$(2,931)	$(2,262)	-29.6%

Other income, net consists primarily of investment losses (gains) on the Company’s NQDC Plan investments (for which the offsetting expense was recorded in the general and administration expense above).

Income Taxes

The Company recorded an income tax expense of $23.5 million and $9.1 million, during the three and six months ended December 29, 2024, respectively compared to an income tax expense of $26.5 million and $16.2 million, during the three and six months ended December 31, 2023, respectively. The Company’s effective tax rate for the three and six months ended December 29, 2024 was 26.7% and 23.2%, respectively, compared to 29.6% and 33.8% in the same respective periods of the prior year. The Company’s effective tax rate for the three and six months ended December 29, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, tax deficiencies (shortfalls) from stock-based compensation and increases in valuation allowances, partially offset by tax credits. The Company’s effective tax rate for three and six months ended December 31, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation, partially offset by tax credits. The Company's effective tax rate for the three and six months ended December 31, 2023, was further impacted by the intangible impairment charge, which reduced the amount of income reflected in the Company’s estimated annual effective tax rate.

Liquidity and Capital Resources

Liquidity and borrowings

The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 10 – Long-term debt, net in Item 1 for details). At December 29, 2024, the Company had working capital of $167.3 million, including cash and cash equivalents of $247.2 million, compared to working capital of $157.9 million, including cash and cash equivalents of $159.4 million, at June 30, 2024.

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

During the first two quarters of fiscal 2025, the Company borrowed under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $110.0 million in November 2024. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the Revolver in December 2024.  Based on current projected cash flows, the Company believes that the available cash balances will be sufficient to provide for the Company's operating needs through the remainder of fiscal 2025, at which time the Company would again expect to borrow against its Revolver to fund pre-holiday manufacturing and inventory purchases.  The Company had no amounts outstanding under the Revolver as of December 29, 2024. In addition, during the second quarter of fiscal 2025, the Company made a payment of $27.5 million on its Term Loan, which includes a $25.0 million prepayment.

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

Cash Flows

Net cash provided by operating activities of $151.3 million, for the six months ended December 29, 2024, was primarily attributable to the Company’s net income during the period, adjusted by non-cash charges for depreciation and amortization and stock-based compensation, combined with seasonal changes in net working capital, including increases in accounts payable and accrued expenses and trade receivables and a decrease in inventory.

Net cash used in investing activities of $26.0 million, for the six months ended December 29, 2024, was attributable to capital expenditures primarily related to the Company's technology and automation initiatives, and the acquisition of Scharffen Berger as noted above.

Net cash used in financing activities of $37.5 million, for the six months ended December 29, 2024, related primarily to net repayment of bank borrowings under the Company's working capital line of credit, as well as payments of $30.0 million on the Company's Term Loan, which includes a $25.0 million prepayment, and the repurchase of common stock of $7.7 million.

Free Cash Flow

Free cash flow was positive $128.3 million for the six months ended December 29, 2024, compared with free cash flow of positive $195.0 million for the six months ended December 31, 2023, a decrease of $66.7 million primarily driven by a decrease in cash flows from operations primarily driven by lower net income, adjusted for non-cash items, as well as timing of changes in working capital.  Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.

Stock Repurchase Program

See Item 2 in Part II below for details.

Contractual Obligations

At December 29, 2024, the Company’s contractual obligations consist of:

●	Long-term debt obligations - payments due under the Company's credit agreement (see Note 10 – Long-term debt, net in Item 1 for details and payments due by period).
●	Operating lease obligations - payments due under the Company’s operating leases (see Note 8 – Leases in Item 1 for details and payments due by period for the long-term operating leases).
●

Purchase commitments - consisting primarily of inventory and IT-related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2025	2026	2027	2028	2029	Thereafter	Total
Purchase commitments	$68,221	$13,300	$6,224	$3,889	$3,801	$88	$95,523

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.3 million and $0.5 million during the three and six months ended December 29, 2024, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 29, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of December 29, 2024,  $13.9 million remained authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the three months ended December 29, 2024:

			Total	Dollar
			Number of	Value of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share (1)	Programs	Programs
(in thousands, except shares and average price paid per share)

09/30/24 – 10/27/24	200,000	$8.02	200,000	$18,706
10/28/24 – 11/24/24	283,913	$8.41	283,913	$16,312
11/25/24 – 12/29/24	306,601	$7.89	306,601	$13,888
Total	790,514	$8.11	790,514

(1)	Average price per share excludes commissions and other transaction fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended December 29, 2024, none of the directors or executive officers adopted or terminated a "Rule 10b5- 1 trading arrangement" or a "non-rule 10b5- 1 trading arrangement", as defined in Item 408 of Regulation S-K.

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

1-800-FLOWERS.COM, Inc. (Registrant)
Date: January 31, 2025	/s/ James F. McCann James F. McCann Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2025	/s/ James M. Langrock James M. Langrock Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)