Form 10-Q
period 2025-03-30
1 800 FLOWERS COM INC
filed 2025-05-09
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
or
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
☐Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock as of May 2, 2025:

Class A common stock: 36,495,311
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.
FORM 10-Q
For the quarterly period ended March 30, 2025

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

	March 30, 2025	June 30, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,684	$159,437
Trade receivables, net	28,772	18,024
Inventories	160,315	176,591
Prepaid and other	30,054	31,680
Total current assets	303,825	385,732

Property, plant and equipment, net	219,677	223,789
Operating lease right-of-use assets	111,879	113,926
Goodwill	43,228	156,537
Other intangibles, net	89,820	116,216
Other assets	37,788	36,448
Total assets	$806,217	$1,032,648

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56,853	$80,005
Accrued expenses	105,666	121,303
Current maturities of long-term debt	15,000	10,000
Current portion of long-term operating lease liabilities	18,218	16,511
Total current liabilities	195,737	227,819

Long-term debt, net	142,278	177,113
Long-term operating lease liabilities	103,744	105,866
Deferred tax liabilities, net	8,982	19,402
Other liabilities	37,746	36,106
Total liabilities	488,487	566,306

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 59,368,288 and 58,792,695 shares issued at March 30, 2025 and June 30, 2024, respectively	593	588
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at March 30, 2025 and June 30, 2024	323	323
Additional paid-in capital	408,547	399,165
Retained earnings	116,892	264,978
Accumulated other comprehensive loss	(127)	(127)
Treasury stock, at cost, 22,872,977 and 21,645,290 Class A shares at March 30, 2025 and June 30, 2024, respectively and 5,280,000 Class B shares at March 30, 2025 and June 30, 2024	(208,498)	(198,585)
Total stockholders’ equity	317,730	466,342
Total liabilities and stockholders’ equity	$806,217	$1,032,648
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except for per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Net revenues	$331,454	$379,405	$1,349,036	$1,470,509
Cost of revenues (excludes depreciation and amortization)	226,455	240,688	816,125	874,167
Gross profit	104,999	138,717	532,911	596,342
Operating expenses:
Marketing and sales	106,728	105,828	375,828	376,903
Technology and development	14,728	15,291	46,340	45,417
General and administrative	25,634	32,295	81,570	87,938
Depreciation and amortization	13,119	13,232	40,287	40,578
Goodwill and intangible impairment	138,220	-	138,220	19,762
Total operating expenses	298,429	166,646	682,245	570,598
Operating income (loss)	(193,430)	(27,929)	(149,334)	25,744
Interest expense, net	1,462	881	9,218	8,974
Other expense (income), net	1,827	(3,574)	(1,104)	(5,836)
Income (loss) before income taxes	(196,719)	(25,236)	(157,448)	22,606
Income tax (benefit) expense	(18,475)	(8,333)	(9,362)	7,844
Net income (loss) and comprehensive net income (loss)	$(178,244)	$(16,903)	$(148,086)	$14,762

Basic net income (loss) per common share	$(2.80)	$(0.26)	$(2.32)	$0.23

Diluted net income (loss) per common share	$(2.80)	$(0.26)	$(2.32)	$0.23

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	63,598	64,489	63,877	64,703
Diluted	63,598	64,489	63,877	65,057
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 30, 2025 and March 31, 2024
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at December 29, 2024	59,281,253	$593	32,348,221	$323	$405,450	$295,136	$(127)	27,876,217	$(206,268)	$495,107
Net loss	-	-	-	-	-	(178,244)	-	-	-	(178,244)
Stock-based compensation	75,549	-	-	-	2,998	-	-	-	-	2,998
Exercise of stock options	11,486	-	-	-	99	-	-	-	-	99
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	276,760	(2,230)	(2,230)
Balance at March 30, 2025	59,368,288	$593	32,348,221	$323	$408,547	$116,892	$(127)	28,152,977	$(208,498)	$317,730

Balance at December 31, 2023	58,743,969	$588	32,348,221	$323	$392,849	$302,748	$(170)	26,369,336	$(192,978)	$503,360
Net loss	-	-	-	-	-	(16,903)	-	-	-	(16,903)
Stock-based compensation	12,262	-	-	-	3,046	-	-	-	-	3,046
Exercise of stock options	24,903	-	-	-	214	-	-	-	-	214
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	424,823	(4,391)	(4,391)
Balance at March 31, 2024	58,781,134	$588	32,348,221	$323	$396,109	$285,845	$(170)	26,794,159	$(197,369)	$485,326

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended March 30, 2025 and March 31, 2024
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342
Net loss	-	-	-	-	-	(148,086)	-	-	-	(148,086)
Stock-based compensation	542,850	5	-	-	9,101	-	-	-	-	9,106
Exercise of stock options	32,743	-	-	-	281	-	-	-	-	281
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,227,687	(9,913)	(9,913)
Balance at March 30, 2025	59,368,288	$593	32,348,221	$323	$408,547	$116,892	$(127)	28,152,977	$(208,498)	$317,730

Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843
Net income	-	-	-	-	-	14,762	-	-	-	14,762
Stock-based compensation	477,374	5	-	-	7,636	-	-	-	-	7,641
Exercise of stock options	30,013	-	-	-	258	-	-	-	-	258
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	948,284	(9,178)	(9,178)
Balance at March 31, 2024	58,781,134	$588	32,348,221	$323	$396,109	$285,845	$(170)	26,794,159	$(197,369)	$485,326
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 30, 2025	March 31, 2024

Operating activities:
Net income (loss)	$(148,086)	$14,762
Reconciliation of net income (loss) to net cash provided by operating activities, net of acquisitions:
Goodwill and intangible impairment	138,220	19,762
Depreciation and amortization	40,287	40,578
Amortization of deferred financing costs	561	541
Deferred income taxes	(10,419)	(8,535)
Bad debt expense	444	418
Stock-based compensation	9,106	7,641
Other non-cash items	(161)	(122)
Changes in operating items:
Trade receivables	(11,133)	(6,778)
Inventories	17,569	31,674
Prepaid and other	1,669	4,761
Accounts payable and accrued expenses	(38,946)	(6,077)
Other assets and liabilities	1,595	1,426
Net cash provided by operating activities	706	100,051

Investing activities:
Acquisitions, net of cash acquired	(3,000)	-
Capital expenditures	(32,431)	(26,482)
Net cash used in investing activities	(35,431)	(26,482)

Financing activities:
Acquisition of treasury stock	(9,913)	(9,178)
Proceeds from exercise of employee stock options	281	258
Proceeds from bank borrowings	110,000	82,000
Repayment of bank borrowings	(140,000)	(89,500)
Debt issuance cost	(396)	-
Net cash used in financing activities	(40,028)	(16,420)

Net change in cash and cash equivalents	(74,753)	57,149
Cash and cash equivalents:
Beginning of period	159,437	126,807
End of period	$84,684	$183,956
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended March 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2025. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, typically generates over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter, and Administrative Professionals Week, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.
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
A description of our principal revenue generating activities is as follows:
•E-commerce revenues - consumer products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment.
•Retail revenues - consumer products sold through our retail stores. Revenue is recognized when control of the goods is transferred to the customer, at the point of sale, at which time payment is received.
•Wholesale revenues - products sold to our wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms are typically 30 days from the date control over the product is transferred to the customer.
•BloomNet Services® - membership fees as well as other service offerings to florists. Membership and other subscription-based fees are recognized monthly as earned. Services revenues related to orders sent through the floral network are variable, based on either the number of orders or the value of orders, and are recognized in the period in which the orders are delivered. The contracts within BloomNet Services are typically month-to-month and, as a result, no consideration allocation is necessary across multiple reporting periods. Payment is typically due less than 30 days from the date the services were performed.

Deferred Revenues
Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenues primarily relate to e-commerce orders placed, but not shipped, prior to the end of the fiscal period, as well as for subscription programs, including our various food, wine, and plant-of-the-month clubs, and our Celebrations Passport® program.
Our total deferred revenue as of June 30, 2024 was $25.0 million (included in “Accrued expenses” on our consolidated balance sheets), of which $1.9 million and $23.9 million was recognized as revenue during the three and nine months ended March 30, 2025, respectively. The deferred revenue balance as of March 30, 2025 was $29.9 million.
Interim Impairment Evaluation
The Company performs its annual assessment of goodwill and indefinite-lived intangibles impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.

During the quarter ended March 30, 2025, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangible and other long-lived assets were less than their carrying amounts. After consideration of current operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of March 30, 2025, and recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million related to goodwill and $24.8 million, attributable to the PersonalizationMall tradename (indefinite-lived intangible asset). The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired.

In the prior fiscal year, during the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename, as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename at that time.

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
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

	(in thousands, except per share data)
Numerator:
Net income (loss)	$(178,244)	$(16,903)	$(148,086)	$14,762

Denominator:
Weighted average shares outstanding	63,598	64,489	63,877	64,703
Effect of dilutive stock options and unvested restricted stock awards	-	-	-	354

Diluted weighted-average shares outstanding	63,598	64,489	63,877	65,057

Net income (loss) per common share
Basic	$(2.80)	$(0.26)	$(2.32)	$0.23
Diluted	$(2.80)	$(0.26)	$(2.32)	$0.23
Note 3 – Acquisitions
Acquisition of Scharffen Berger®

On July 1, 2024, the Company completed its acquisition of certain assets of Scharffen Berger®, a chocolate manufacturing company, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets Segment. The Company used cash on hand to fund the purchase.
The total consideration of $3.3 million was primarily allocated to the identifiable assets acquired and liabilities assumed based on the estimates of their fair values on the acquisition date. During the quarter ended March 30, 2025, the Company finalized its purchase price allocation, and the consideration transferred was allocated to property, plant and equipment of $2.0 million, inventory of $1.3 million, and goodwill of $0.1 million (deductible for income tax purposes), partially offset by net liabilities of $0.1 million.

Scharffen Berger annual revenues and results of operations, based on its most recently available financial information, is deemed immaterial to the Company's consolidated financial statements and, as such, pro forma results of operations have not been presented.

Acquisition of Card Isle®

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
Note 4 – Inventory
The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 30, 2025	June 30, 2024

	(in thousands)
Finished goods	$98,215	$94,590
Work-in-process	13,367	25,849
Raw materials	48,733	56,152
Total inventory	$160,315	$176,591
Note 5 – Property, plant and equipment, net
The Company’s property, plant and equipment, net consists of the following:

	March 30, 2025	June 30, 2024

	(in thousands)
Land	$33,827	$33,827
Orchards in production and land improvements	20,988	20,604
Building and building improvements	70,197	69,089
Leasehold improvements	31,451	31,289
Production equipment	136,863	131,664
Furniture and fixtures	9,814	9,325
Computer and telecommunication equipment	44,348	42,159
Software	209,606	176,160
Capital projects in progress	13,984	23,172
Property, plant and equipment, gross	571,078	537,289
Accumulated depreciation and amortization	(351,401)	(313,500)
Property, plant and equipment, net	$219,677	$223,789

Note 6 – Goodwill and other intangibles, net
The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total

	(in thousands)
Balance at June 30, 2024	$153,577	$2,960	$-	$156,537
Acquisition of Scharffen Berger	-	-	111	111
Impairment	(113,420)	-	-	(113,420)
Balance at March 30, 2025	$40,157	$2,960	$111	$43,228
The Company’s other intangible assets, net consist of the following:

		March 30, 2025			June 30, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$6,753	$667	$7,420	$6,674	$746
Customer lists	3 - 10	29,647	27,404	2,243	29,647	25,932	3,715
Other	5 - 14	2,946	2,709	237	2,946	2,664	282
Total intangible assets with determinable lives		40,013	36,866	3,147	40,013	35,270	4,743
Trademarks with indefinite lives		86,673	-	86,673	111,473	-	111,473
Total identifiable intangible assets		$126,686	$36,866	$89,820	$151,486	$35,270	$116,216
Future estimated amortization expense is as follows: remainder of fiscal 2025 - $0.5 million, fiscal 2026 - $1.4 million, fiscal 2027 - $0.6 million, fiscal 2028 - $0.3 million, fiscal 2029 - $0.2 million and thereafter - $0.2 million.
The Company performs its annual assessment of goodwill and indefinite-lived intangibles impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.
During the quarter ended March 30, 2025, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangible and other long-lived assets were less than their carrying amounts. After consideration of current operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit as of March 30, 2025.

The Company performed its goodwill impairment test by comparing the fair value of its Consumer Floral and Gifts reporting unit to its respective carrying value. The Company estimated the fair value of the Consumer Floral and Gifts reporting unit using an equal weighting of the income and market approaches, and a discount rate of 14.5%. The Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Under the income approach, the Company used a discounted cash flow methodology that required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method, the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair values of its reporting units to its current market capitalization.

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

The Company’s impairment test for definite-lived and other long-lived assets was performed through a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value.

Based on the impairment assessment performed for the period ended March 30, 2025, the Company recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million attributable to goodwill and $24.8 million attributable to the PersonalizationMall tradename within the same reporting unit. The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired.

In the prior fiscal year, during the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename, as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename to its estimated fair value at that time.

Additional Indefinite-Lived Intangible Asset Considerations

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of goodwill and indefinite-lived intangible assets requires the Company to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then goodwill or indefinite-lived intangible assets might become impaired in the future.

As described above, goodwill for the Company’s Consumer Floral and Gifts reporting unit and the Company’s PersonalizationMall tradename were impaired during the quarter ended March 30, 2025 and were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the impairment test date, resulting in a risk of future impairments if any assumptions, estimates, or market factors change in the future.

Note 7 – Investments
Equity investments without a readily determinable fair value
Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $2.4 million as of both March 30, 2025 and June 30, 2024.
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
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time, by assessing whether the Company has the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset.
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

Additional information related to the Company's leases is as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

	(in thousands)
Lease costs:
Operating lease costs	$6,002	$5,693	$17,999	$16,966
Variable lease costs	6,611	6,399	19,967	20,481
Short-term lease cost	343	282	3,408	3,700
Sublease income	(198)	(238)	(634)	(735)
Total lease costs	$12,758	$12,136	$40,740	$40,412

Cash paid for amounts included in measurement of operating lease liabilities			$16,368	$16,957
Right-of-use assets obtained in exchange for new operating lease liabilities			$11,844	$3,153

March 30, 2025

Weighted-average remaining lease term - operating leases (in years)	7.5
Weighted-discount rate - operating leases	4.7%
Maturities of lease liabilities in accordance with ASC 842 as of March 30, 2025 and reconciliation to the consolidated balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2025	$6,005
2026	22,718
2027	19,821
2028	18,868
2029	17,946
Thereafter	59,850
Total future minimum lease payments	145,208
Less: Imputed remaining interest	23,246
Total operating lease liabilities	121,962
Less: Current portion of long-term operating lease liabilities	18,218
Long-term operating lease liabilities	$103,744

Note 9 – Accrued expenses
Accrued expenses consists of the following:

	March 30, 2025	June 30, 2024

	(in thousands)
Payroll and employee benefits	$15,679	$29,954
Deferred revenue	29,920	25,009
Accrued marketing expenses	9,574	10,709
Accrued florist payout	10,365	9,526
Accrued purchases	13,039	15,338
Other	27,089	30,767
Accrued Expenses	$105,666	$121,303
Note 10 – Long-term debt, net
The Company’s current and long-term debt, net consists of the following:

	March 30, 2025	June 30, 2024

	(in thousands)
Revolving credit facility	$-	$-
Term Loans	160,000	190,000
Deferred financing costs	(2,722)	(2,887)
Total debt	157,278	187,113
Less: current maturities of long-term debt	15,000	10,000
Long-term debt, net	$142,278	$177,113
On June 27, 2023, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent entered into a Third Amended and Restated Credit Agreement (the “Third Restated Credit Agreement”). The Third Restated Credit Agreement amended and restated the Company’s Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (as amended by the First Amendment, dated as of August 20, 2020, the Second Amendment, dated as of November 8, 2021, and the Third Amendment, dated as of August 29, 2022). The Third Restated Credit Agreement, among other modifications: (i) increased the amount of the outstanding term loan (“Term Loan”) to $200 million, (ii) decreased the amount of the commitments in respect of the revolving credit facility to $225 million, subject to a seasonal reduction to an aggregate amount of $125 million for the period from January 1 to August 1, of each year, (iii) extended the maturity date of the outstanding Term Loan and the revolving credit facility to June 27, 2028, and (iv) increased the applicable interest rate margins for SOFR and base rate loans by 25 basis points.
On January 28, 2025, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a First Amendment (the “First Amendment”) to the Third Restated Credit Agreement. The First Amendment amended the Third Restated Credit Agreement (the Third Restated Credit Agreement, as amended by the First Amendment, the “Amended Third Restated Credit Agreement”) by, among other modifications, (i) revising the definition of “Consolidated EBITDA” to (x) provide that extraordinary, unusual or non-recurring cash expenses or losses may be added back to Consolidated Net Income in the calculation of Consolidated EBITDA, (y) clarify that expenses or losses in connection with the implementation or integration of operational systems, information technology or similar upgrades are deemed to constitute extraordinary, unusual or non-recurring expenses or losses, and (z) include an additional add-back to Consolidated EBITDA for the amount of any restructuring charge, accrual, reserve (and increases to existing reserves) or expense, (ii) clarifying the application of optional prepayments of Term Loans under the Amended Third Restated Credit Agreement toward scheduled principal payments of such Term Loans, and (iii) revising the definition of “Consolidated Fixed Charges” to clarify that applicable scheduled principal payments of indebtedness are included in Consolidated Fixed Charges only to the extent not offset by the application of prepayments of such indebtedness.

On May 6, 2025 (the “Effective Date”), the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a Second Amendment (the “Second Amendment”) to the Third Restated Credit Agreement. The Second Amendment amended the Amended Third Restated Credit Agreement (the Amended Third Restated Credit Agreement, as amended by the Second Amendment, the “Existing Credit Agreement”) by, among other modifications, (i) replacing the financial covenants set forth therein with a minimum liquidity financial covenant until the end of the Company’s fiscal quarter ending December 27, 2026, (ii) decreasing the minimum fixed charge coverage ratio and increasing the maximum leverage ratio, in each case, required to be maintained by the Company for the period consisting of the fiscal quarter ending December 27, 2026 through the fiscal quarter ending March 28, 2027 (the period from the Effective Date through March 28, 2027, during which the foregoing modifications are in effect, the “Applicable Period”), (iii) increasing the (x) applicable interest rate margins for SOFR and base rate loans to 350 basis points and (y) the applicable commitment fee in respect of undrawn commitments under the revolving credit facility to 50 basis points, in each case, during the period (such period, the “Affected Period”) from the Effective Date until the date the Company has (x) demonstrated compliance with the financial covenants as in effect under the Amended Third Restated Credit Agreement and (y) if applicable, elected to exit the Applicable Period, (iv) decreasing the amount of the commitments in respect of the revolving credit facility to $205.0 million, subject to a seasonal reduction to an aggregate amount of $125.0 million (or, during the Affected Period, $50.0 million) for the period from January 1 to July 1 of each year, and (v) imposing, during the Affected Period, additional conditions to borrowing under the revolving credit facility and additional prepayment obligations with respect to the revolving credit facility and the Term Loan.

For each borrowing under the Existing Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one-month interest period plus 1%, or (2) an adjusted SOFR rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods.

The principal of the Term Loan is payable under the Existing Credit Agreement at a rate of $2.5 million for the first 7 quarterly installments beginning on September 29, 2023. During the three months ended December 29, 2024, the Company elected to optionally pay down $25.0 million against the outstanding Term Loan balance. This payment was applied toward the foregoing installment payments required to be made prior to the Effective Date in direct order of maturity. Pursuant to the Second Amendment, the principal of the Term Loan will be subject to a quarterly payment of $3.0 million, commencing on September 26, 2025, increasing to a quarterly payment of $6.0 million for the remaining 10 payments, with the remaining balance of $97.0 million due upon maturity on June 27, 2028. Future principal Term Loan payments under the Credit Agreement are as follows: $0.0 million – remainder of fiscal 2025, $21.0 million – fiscal 2026, $24.0 million – fiscal 2027, and $115.0 million – fiscal 2028.
The Existing Credit Agreement requires that, while any borrowings or commitments are outstanding, the Company comply with certain financial covenants and certain affirmative covenants and negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments, make certain restricted payments and, during the Affected Period, hold cash deposits in accounts not maintained with lenders under the Existing Credit Agreement or their affiliates. The Company was in compliance with these covenants as of March 30, 2025. The Existing Credit Agreement is secured by substantially all of the assets of the Company.
Note 11 – Fair value measurements
Cash and cash equivalents, trade and other receivables, prepaids, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature (these are level 2 investments). The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment when an event or circumstances indicate that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite-lived intangibles are tested for impairment annually, or more frequently, if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.

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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3

	(in thousands)
Assets (Liabilities) as of March 30, 2025
Trading securities held in a “rabbi trust” (1)	$34,237	$34,237	$-	$-
	$34,237	$34,237	$-	$-

Assets (Liabilities) as of June 30, 2024
Trading securities held in a “rabbi trust”(1)	$32,805	$32,805	$-	$-
	$32,805	$32,805	$-	$-
(1)The Company has established a NQDC Plan for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Trading securities held in a rabbi trust are measured using quoted market prices at the reporting date and are included in the “Other assets” line item, with the corresponding liability included in the “Other liabilities” line item in the consolidated balance sheets.
Note 12 – Income taxes
The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and nine months ended March 30, 2025 was 9.4% and 5.9%, respectively, compared to 33.0% and 34.7% in the same periods of the prior year. The Company’s effective tax rate for the three and nine months ended March 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to establishing a valuation allowance on certain federal and state deferred tax assets (including charitable contribution carryforwards) and the permanent portion of goodwill impairment charges. The Company’s effective tax rate for the three and nine months ended March 30, 2025 was also impacted by state income taxes and tax deficiencies (shortfalls) from stock-based compensation, partially offset by tax credits. The Company’s effective tax rate for the three and nine months ended March 31, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to impairment charges reducing the amount of income reflected in the Company’s estimated annual effective tax rate. Further impacting the Company's effective tax rate for the three and nine months ended March 31, 2024 were tax deficiencies (shortfalls) from stock-based compensation, state income taxes and non-deductible executive compensation, partially offset by tax credits.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. In completing this evaluation, the Company considers available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, the time period over which our temporary differences will reverse, the implementation of feasible and prudent tax planning strategies, and expectations for future pre-tax operating income. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. During the quarter ended March 30, 2025, the Company completed a detailed analysis of future taxable income, focused on the scheduling of temporary differences that are expected to reverse in periods where the Company anticipates taxable income. Due to the goodwill and intangible impairment charge recorded during the quarter ended March 30, 2025, deferred tax liabilities were reduced to an amount whereby the lack of sufficient reversing taxable temporary differences is significant evidence considered by the Company in including a $24.9 million valuation allowance in its projected annual effective tax rate. At the time of the impairment, the Company was in a three-year cumulative loss position and had not identified any tax planning strategies to support the deferred tax asset realizability. Additionally, the impairment charge reduced previously available deferred tax liabilities that had supported the realization of deferred tax assets. In addition, the Company placed a specific valuation allowance of $3.4 million on its charitable contribution carryforward as a discrete item in the third quarter of fiscal 2025. As of March 30, 2025, the Company had valuation allowances of approximately $26.7 million, of which $20.5 million was recorded during the three months ended March 30, 2025, primarily related to net operating losses, charitable contributions, and deferred tax assets that are not more likely than not realizable. As of June 30, 2024, the Company had valuation allowances of $4.9 million primarily related to certain state and foreign net operating losses.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. The Company’s fiscal years 2023, 2022 and 2021 remain subject to U.S. federal examination. Due to nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2020. The Company's foreign income tax filings from fiscal 2018 are open for examination by its respective foreign tax authorities, mainly Canada and Brazil. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 30, 2025, the Company has an unrecognized tax benefit, including accrued interest and penalties, of approximately $3.4 million (included in "Other liabilities" on our consolidated balance sheet), all of which if fully recognized would impact our effective tax rate. The Company believes that $0.4 million of unrecognized tax positions will be resolved over the next twelve months.
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
•Consumer Floral & Gifts,
•BloomNet, and
•Gourmet Foods & Gift Baskets
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

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

	(in thousands)
Net Revenues:
Segment Net Revenues:
Consumer Floral & Gifts	$196,030	$221,207	$565,559	$618,236
BloomNet	28,552	27,314	74,464	83,420
Gourmet Foods & Gift Baskets	107,088	130,989	709,545	769,061
Corporate	69	167	271	716
Intercompany eliminations	(285)	(272)	(803)	(924)
Total net revenues	$331,454	$379,405	$1,349,036	$1,470,509

Operating Income (Loss):
Segment Contribution Margin:
Consumer Floral & Gifts	$(131,690)	$22,190	$(105,159)	$41,609
BloomNet	8,472	7,506	22,773	25,981
Gourmet Foods & Gift Baskets	(27,802)	(8,172)	67,222	98,953
Segment Contribution Margin Subtotal	(151,020)	21,524	(15,164)	166,543
Corporate (a)	(29,291)	(36,221)	(93,883)	(100,221)
Depreciation and amortization	(13,119)	(13,232)	(40,287)	(40,578)
Operating income (loss)	$(193,430)	$(27,929)	$(149,334)	$25,744
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

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

	(in thousands)
Net revenues
E-commerce	$194,048	$218,590	$-	$-	$97,710	$121,651	$-	$-	$291,758	$340,241
Other	1,982	2,617	28,552	27,314	9,378	9,338	(216)	(105)	39,696	39,164
Total net revenues	$196,030	$221,207	$28,552	$27,314	$107,088	$130,989	$(216)	$(105)	$331,454	$379,405

Other revenues detail
Retail and other	1,982	2,617	-	-	1,580	1,629	-	-	3,562	4,246
Wholesale	-	-	13,249	12,364	7,798	7,709	-	-	21,047	20,073
BloomNet services	-	-	15,303	14,950	-	-	-	-	15,303	14,950
Corporate	-	-	-	-	-	-	69	167	69	167
Eliminations	-	-	-	-	-	-	(285)	(272)	(285)	(272)
Total other revenues	$1,982	$2,617	$28,552	$27,314	$9,378	$9,338	$(216)	$(105)	$39,696	$39,164

	Nine Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

	(in thousands)
Net revenues
E-commerce	$560,106	$611,770	$-	$-	$602,152	$676,788	$-	$-	$1,162,258	$1,288,558
Other	5,453	6,466	74,464	83,420	107,393	92,273	(532)	(208)	186,778	181,951
Total net revenues	$565,559	$618,236	$74,464	$83,420	$709,545	$769,061	$(532)	$(208)	$1,349,036	$1,470,509

Other revenues detail
Retail and other	5,453	6,466	-	-	7,923	7,859	-	-	13,376	14,325
Wholesale	-	-	31,932	32,867	99,470	84,414	-	-	131,402	117,281
BloomNet services	-	-	42,532	50,553	-	-	-	-	42,532	50,553
Corporate	-	-	-	-	-	-	271	716	271	716
Eliminations	-	-	-	-	-	-	(803)	(924)	(803)	(924)
Total other revenues	$5,453	$6,466	$74,464	$83,420	$107,393	$92,273	$(532)	$(208)	$186,778	$181,951

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
Business Overview
1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of gifts designed to help inspire customers to share more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, Personalization Mall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger®, and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; Alice’s Table®, a lifestyle business offering fully digital on demand floral, culinary and other experiences to guests across the country; and Card Isle®, an e-commerce greeting card service.
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Macro-economic Conditions
Overall, broader macro-economic conditions continue to impact our consumers. We have seen consumer confidence and sentiment decline in response to various uncertainties, including potential tariff impacts on inflation, a softening labor market, and shifting economic policies. Throughout the first nine months of fiscal 2025, we have seen sales challenged by a reduction in everyday or just-because gift giving and although customers are more inclined to shop during the holidays, they are shopping later in the season. Total consolidated revenues decreased 12.6% to $331.5 million and 8.3% to $1,349.0 million during the three and nine months ended March 30, 2025 respectively, compared with total consolidated revenues of $379.4 million and $1,470.5 million in the same prior year periods.

The Company’s exposure to increased tariffs is difficult to identify with certainty as the breadth, extent and level of tariffs remains uncertain. Besides the impact on customer buying habits, which affect revenues, the tariffs as currently in effect primarily impact the Company’s cost of revenues, particularly with respect to products that the Company sources from China. We currently estimate our tariff exposure to be approximately $55.0 million with the most significant impact on our personalization and wholesale businesses. To manage the impact of tariffs on our costs, we are continuing to consider sourcing opportunities outside China, working with existing vendors on concessions, changing componentry, and modifying our assortment. A last measure would be to pass through some amount of the tariff cost in pricing.

Goodwill and Intangible Impairment
During the quarter ended March 30, 2025, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangible and other long-lived assets were less than their carrying amounts. After consideration of current operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of March 30, 2025, and recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million related to goodwill and $24.8 million attributable to the PersonalizationMall tradename (indefinite-lived intangible asset). The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired.

In the prior fiscal year, during the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s PersonalizationMall tradename, as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename. See Note 6 – Goodwill and other intangibles, net in Item 1 for further information.
Acquisition of Scharffen Berger
On July 1, 2024, the Company completed its acquisition of certain assets of Scharffen Berger, a chocolate manufacturing company, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets Segment. The Company used cash on its consolidated balance sheet to fund the approximately $3.3 million purchase – See Note 3 – Acquisitions in Item 1.
Acquisition of Card Isle
On April 3, 2024, the Company completed its acquisition of certain assets of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands. The Company used cash on its consolidated balance sheet to fund the $3.6 million purchase – See Note 3 – Acquisitions in Item 1.
Celebrations Wave

On May 8, 2025, the Company announced Celebrations Wave, a comprehensive evolution of the Company that begins with transforming the customer journey into a sentiment-led experience. Celebrations Wave strives to advance the Company’s vision of becoming the premier relationship destination for heartfelt expressions, with a business model that aligns with future technological advancements and consumer purchasing preferences. This strategic plan seeks to increase revenues of both every day and holiday occasions, optimize operations, lower costs, and accelerate the pace of change, leading to higher profitability and cash flows over time, positioning the Company for sustainable and profitable growth. As part of this initiative, we are implementing cost savings reductions, which may result in restructuring and other charges totaling between $10.0 million and $15.0 million, before taxes, mainly consisting of employee-related costs, asset write-offs and other costs to implement these initiatives of which approximately $0.7 million was incurred during the quarter ended March 30, 2025, with the remainder expected to be incurred in the next twelve months.
Company Guidance
Given the rapidly evolving macroeconomic landscape and the uncertainties that continue to shape the near-term outlook, the Company has made the decision to withdraw its near-term guidance. This decision reflects the unpredictable external factors affecting the current macro environment and the management team’s focus on executing a transformational strategy that positions the Company for long-term success.
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

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended March 30, 2025 and March 31, 2024, respectively.

Reconciliation of net income (loss) to Adjusted EBITDA (non-GAAP):	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

	(in thousands)
Net income (loss)	$(178,244)	$(16,903)	$(148,086)	$14,762
Add: Interest expense and other, net	3,289	(2,693)	8,114	3,138
Add: Depreciation and amortization	13,119	13,232	40,287	40,578
Add: Income tax (benefit) expense	(18,475)	(8,333)	(9,362)	7,844
EBITDA	(180,311)	(14,697)	(109,047)	66,322
Add: Stock-based compensation	2,998	3,046	9,106	7,641
Add: Compensation charge related to NQDC Plan investment (depreciation) appreciation	(1,849)	3,534	1,024	5,712
Add: System implementation costs	5,314	-	13,401	-
Add: Goodwill and intangible impairment	138,220	-	138,220	19,762
Add: Restructuring cost/Severance	708	2,417	708	2,417
Adjusted EBITDA	$(34,920)	$(5,700)	$53,412	$101,854
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

The following table presents the adjusted net income (loss) and adjusted net income (loss) per common share for the three and nine months ended March 30, 2025 and March 31, 2024, respectively.

Reconciliation of net income (loss) to adjusted net income (loss) (non-GAAP):	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

	(in thousands, except for share data)
Net income (loss)	$(178,244)	$(16,903)	$(148,086)	$14,762
Adjustments to reconcile net income (loss) to adjusted net income (loss) (non-GAAP)
Add: System implementation costs	5,314	-	13,401	-
Add: Restructuring cost/Severance	708	2,417	708	2,417
Add: Goodwill and intangible impairment	138,220	-	138,220	19,762
Deduct: Tax related adjustments	(10,931)	(3,538)	(12,933)	(3,538)
Adjusted net income (loss) (non-GAAP)	$(44,933)	$(18,024)	$(8,690)	$33,403

Basic and diluted net income (loss) per common share
Basic	$(2.80)	$(0.26)	$(2.32)	$0.23
Diluted	$(2.80)	$(0.26)	$(2.32)	$0.23

Basic and diluted adjusted net income (loss) per common share (non-GAAP)
Basic	$(0.71)	$(0.28)	$(0.14)	$0.52
Diluted	$(0.71)	$(0.28)	$(0.14)	$0.51

Weighted average shares used in the calculation of basic and diluted net income (loss) and adjusted net income (loss) per common share
Basic	63,598	64,489	63,877	64,703
Diluted	63,598	64,489	63,877	65,057
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
Segment contribution margin and adjusted segment contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of segment contribution margin and adjusted segment contribution margin is that they are an incomplete measure of profitability as they do not include all operating expenses or non-operating income and expenses. Management compensates for this limitation when using this measure by looking at other GAAP measures, such as operating income (loss) and net income (loss).
The following table presents the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments, for the three and nine months ended March 30, 2025 and March 31, 2024, respectively.

	Three Months Ended

	March 30, 2025	System Implementation Costs	Restructuring Cost / Severance	Goodwill and Intangible Impairment	As Adjusted (non-GAAP) March 30, 2025	March 31, 2024	Restructuring Cost /Severance	As Adjusted (non-GAAP) March 31, 2024	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$196,030	$-	$-	$-	$196,030	$221,207	$-	$221,207	-11.4%
BloomNet	28,552	-	-	-	28,552	27,314	-	27,314	4.5%
Gourmet Foods & Gift Baskets	107,088	-	-	-	107,088	130,989	-	130,989	-18.2%
Corporate	69	-	-	-	69	167	-	167	-58.7%
Intercompany eliminations	(285)	-	-	-	(285)	(272)	-	(272)	-4.8%
Total net revenues	$331,454	$-	$-	$-	$331,454	$379,405	$-	$379,405	-12.6%

Gross profit:
Consumer Floral & Gifts	$72,045	$-	$-	$-	$72,045	$87,005	$-	$87,005	-17.2%
	36.8%				36.8%	39.3%		39.3%

BloomNet	13,399	-	-	-	13,399	12,411	-	12,411	8.0%
	46.9%				46.9%	45.4%		45.4%

Gourmet Foods & Gift Baskets	19,436	4,633	-	-	24,069	39,169	-	39,169	-38.6%
	18.1%				22.5%	29.9%		29.9%

Corporate	119	-	-	-	119	132	-	132	-9.8%
	172.5%				172.5%	79.0%		79.0%

Total gross profit	$104,999	$4,633	$-	$-	$109,632	$138,717	$-	$138,717	-21.0%
	31.7%				33.1%	36.6%		36.6%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$(131,690)	$-	$-	$138,220	$6,530	$22,190	$630	$22,820	-71.4%
BloomNet	8,472	-	33	-	8,505	7,506	69	7,575	12.3%
Gourmet Foods & Gift Baskets	(27,802)	5,314	181	-	(22,307)	(8,172)	538	(7,634)	-192.2%
Segment Contribution Margin Subtotal	(151,020)	5,314	214	138,220	(7,272)	21,524	1,237	22,761	-131.9%
Corporate (b)	(29,291)	-	494	-	(28,797)	(36,221)	1,180	(35,041)	17.8%
EBITDA (non-GAAP)	(180,311)	5,314	708	138,220	(36,069)	(14,697)	2,417	(12,280)	-193.7%
Add: Stock-based compensation	2,998	-	-	-	2,998	3,046	-	3,046	-1.6%
Add: Compensation charge related to NQDC Plan investment (depreciation) appreciation	(1,849)	-	-	-	(1,849)	3,534	-	3,534	-152.3%
Adjusted EBITDA (non-GAAP) (c)	$(179,162)	$5,314	$708	$138,220	$(34,920)	$(8,117)	$2,417	$(5,700)	-512.6%

	Nine Months Ended

	March 30, 2025	System Implementation Costs	Restructuring Cost/ Severance	Goodwill and Intangible Impairment	As Adjusted (non-GAAP) March 30, 2025	March 31, 2024	Intangible Impairment	Restructuring Cost / Severance	As Adjusted (non-GAAP) March 31, 2024	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$565,559	$-	$-	$-	$565,559	$618,236	$-	$-	$618,236	-8.5%
BloomNet	74,464	-	-	-	74,464	83,420	-	-	83,420	-10.7%
Gourmet Foods & Gift Baskets	709,545	-	-	-	709,545	769,061	-	-	769,061	-7.7%
Corporate	271	-	-	-	271	716	-	-	716	-62.2%
Intercompany eliminations	(803)	-	-	-	(803)	(924)	-	-	(924)	13.1%
Total net revenues	$1,349,036	$-	$-	$-	$1,349,036	$1,470,509	$-	$-	$1,470,509	-8.3%

Gross profit:
Consumer Floral & Gifts	$224,262	$-	$-	$-	$224,262	$252,503	$-	$-	$252,503	-11.2%
	39.7%				39.7%	40.8%			40.8%

BloomNet	36,551	-	-	-	36,551	39,883	-	-	39,883	-8.4%
	49.1%				49.1%	47.8%			47.8%

Gourmet Foods & Gift Baskets	271,670	6,625	-	-	278,295	303,276	-	-	303,276	-8.2%
	38.3%				39.2%	39.4%			39.4%

Corporate	428	-	-	-	428	680	-	-	680	-37.1%
	157.9%				157.9%	95.0%			95.0%

Total gross profit	$532,911	$6,625	$-	$-	$539,536	$596,342	$-	$-	$596,342	-9.5%
	39.5%				40.0%	40.6%			40.6%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$(105,159)	$-	-	$138,220	$33,061	$41,609	$19,762	$630	$62,001	-46.7%
BloomNet	22,773	-	33	-	22,806	25,981	-	69	26,050	-12.5%
Gourmet Foods & Gift Baskets	67,222	10,393	181	-	77,796	98,953	-	538	99,491	-21.8%
Segment Contribution Margin Subtotal	(15,164)	10,393	214	138,220	133,663	166,543	19,762	1,237	187,542	-28.7%
Corporate (b)	(93,883)	3,008	494		(90,381)	(100,221)	-	1,180	(99,041)	8.7%
EBITDA (non-GAAP)	(109,047)	13,401	708	138,220	43,282	66,322	19,762	2,417	88,501	-51.1%
Add: Stock-based compensation	9,106	-	-	-	9,106	7,641	-	-	7,641	19.2%
Add: Compensation charge related to NQDC Plan investment appreciation	1,024	-	-	-	1,024	5,712	-	-	5,712	-82.1%
Adjusted EBITDA (non-GAAP) (c)	$(98,917)	$13,401	$708	$138,220	$53,412	$79,675	$19,762	$2,417	$101,854	-47.6%
(a) Segment performance is measured based on segment contribution margin or segment Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the segments, both of which are non-GAAP measurements. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead, described above, depreciation and amortization, other expense (income), net, and other items that we do not consider indicative of our core operating performance.
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
(c) See reconciliation of the Company's net income (loss) to Adjusted EBITDA (non-GAAP) above.

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
The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure for the nine months ended March 30, 2025 and March 31, 2024, respectively.

	Nine Months Ended
	March 30, 2025	March 31, 2024

	(in thousands)
Net cash provided by operating activities	$706	$100,051
Capital expenditures	(32,431)	(26,482)
Free cash flow	$(31,725)	$73,569
Results of Operations
Net revenues

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)
Net revenues:
E-Commerce	$291,758	$340,241	-14.2%	$1,162,258	$1,288,558	-9.8%
Other	39,696	39,164	1.4%	186,778	181,951	2.7%
Total net revenues	$331,454	$379,405	-12.6%	$1,349,036	$1,470,509	-8.3%
Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits.
Net revenues decreased 12.6% and 8.3% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year, due to lower e-commerce order volume across the Company, reflecting a continuation of the trends that the Company had experienced throughout the prior fiscal year as consumer discretionary income remains pressured and consumers continue to moderate their spending. In addition, the Company experienced a highly promotional consumer environment for Valentine's Day.
The Company acquired Scharffen Berger and Card Isle on July 1, 2024 and April 3, 2024, respectively. Revenues related to these acquisitions were not significant during the three and nine months ended March 30, 2025.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)
Net revenues
E-commerce	$194,048	$218,590	-11.2%	$-	$-	-%	$97,710	$121,651	-19.7%	$-	$-	$291,758	$340,241	-14.2%
Other	1,982	2,617	-24.3%	28,552	27,314	4.5%	9,378	9,338	0.4%	(216)	(105)	39,696	39,164	1.4%
Total net revenues	$196,030	$221,207	-11.4%	$28,552	$27,314	4.5%	$107,088	$130,989	-18.2%	$(216)	$(105)	$331,454	$379,405	-12.6%

Other revenues detail
Retail and other	1,982	2,617	-24.3%	-	-	-	1,580	1,629	-3.0%	-	-	3,562	4,246	-16.1%
Wholesale	-	-	-%	13,249	12,364	7.2%	7,798	7,709	1.2%	-	-	21,047	20,073	4.9%
BloomNet services	-	-	-%	15,303	14,950	2.4%	-	-	-	-	-	15,303	14,950	2.4%
Corporate	-	-	-%	-	-	-	-	-	-	69	167	69	167	-58.7%
Eliminations	-	-	-%	-	-	-	-	-	-	(285)	(272)	(285)	(272)	-4.8%
Total other revenues	$1,982	$2,617	-24.3%	$28,552	$27,314	4.5%	$9,378	$9,338	0.4%	$(216)	$(105)	$39,696	$39,164	1.4%

	Nine Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)
Net revenues
E-commerce	$560,106	$611,770	-8.4%	$-	$-	-%	$602,152	$676,788	-11.0%	$-	$-	$1,162,258	$1,288,558	-9.8%
Other	5,453	6,466	-15.7%	74,464	83,420	-10.7%	107,393	92,273	16.4%	(532)	(208)	186,778	181,951	2.7%
Total net revenues	$565,559	$618,236	-8.5%	$74,464	$83,420	-10.7%	$709,545	$769,061	-7.7%	$(532)	$(208)	$1,349,036	$1,470,509	-8.3%

Other revenues detail
Retail and other	5,453	6,466	-15.7%	-	-	-	7,923	7,859	0.8%	-	-	13,376	14,325	-6.6%
Wholesale	-	-	-	31,932	32,867	-2.8%	99,470	84,414	17.8%	-	-	131,402	117,281	12.0%
BloomNet services	-	-	-	42,532	50,553	-15.9%	-	-	-	-	-	42,532	50,553	-15.9%
Corporate	-	-	-	-	-	-	-	-	-	271	716	271	716	-62.2%
Eliminations	-	-	-	-	-	-	-	-	-	(803)	(924)	(803)	(924)	13.1%
Total other revenues	$5,453	$6,466	-15.7%	$74,464	$83,420	-10.7%	$107,393	$92,273	16.4%	$(532)	$(208)	$186,778	$181,951	2.7%
Revenue by sales channel:
E-commerce revenues (combined online and telephonic) decreased 14.2% and 9.8% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year, primarily due to the decline in demand across our segments.
During the three and nine months ended March 30, 2025, the Company fulfilled approximately 3.7 million and 13.4 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 14.2% and 8.9%, respectively, compared to the same periods of the prior year. During the three and nine months ended March 30, 2025, the average order value was $79.38 and $86.47, relatively flat and a decrease of 0.9%, respectively, compared to the same periods in the prior year.
Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.
Other revenues during the three months ended March 30, 2025 increased 1.4% compared to the same period of the prior year, primarily due to higher wholesale volumes within the BloomNet segment. Other revenues during the nine months ended March 30, 2025 increased 2.7% compared to the same period of the prior year, due to higher wholesale volumes within the Gourmet Foods & Gift Baskets segment due to increased orders from big box retailers, which was partially offset by lower BloomNet revenues due to lower order volume through the network, including our 1-800-Flowers® brand.

Revenue by segment:
Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, Things Remembered® and Alice’s Table brands®, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues within this segment decreased 11.4% and 8.5% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year, due to continued macro-economic pressure and a highly promotional consumer environment.
During the three and nine months ended March 30, 2025, Consumer Floral & Gifts orders through its e-commerce sales channel (online and telephonic sales) decreased 12.0% and 7.9%, respectively, compared to the same periods of the prior year. In addition, during the three and nine months ended March 30, 2025, the average order value increased 0.9% and decreased 0.6%, respectively, compared to the same periods of the prior year.

BloomNet - revenues in this segment are derived from membership fees, as well as product and service offerings.
Net revenues increased 4.5% and decreased 10.7% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year. Revenue increased for the three months ended March 30, 2025 compared to the prior year period primarily due to an increase in wholesale revenues. The decrease in revenue for the nine months ended March 30, 2025, compared to the prior year was primarily due to lower service revenues, which was attributable to a decline in order volume processed through the network.

Gourmet Foods & Gift Baskets - this segment includes the operations of Harry & David®, Wolferman’s®, Cheryl’s Cookies®, The Popcorn Factory®, 1-800-Baskets.com®/DesignPac®, Shari’s Berries®, Vital Choice®, and since July 1, 2024, Scharffen Berger®. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s Cookies brand names, as well as wholesale operations.

Net revenues within this segment decreased 18.2% and 7.7% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year, as a result of lower e-commerce revenues due to lower demand, partially offset by increased wholesale volume as big box retailers increased orders in the current year. In addition, the implementation of a new order management system for our Harry & David brand negatively impacted sales in the first nine months of fiscal 2025.

During the three and nine months ended March 30, 2025, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 18.1% and 10.1%, respectively, compared to the same periods of the prior year. In addition, the average order value for the three and nine months ended March 30, 2025 decreased 2.0% and 1.0%, respectively, compared to the same periods of the prior year, as a result of product mix trending towards lower price point items and a highly promotional consumer environment.
Gross profit

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)

Gross profit	$104,999	$138,717	-24.3%	$532,911	$596,342	-10.6%
Gross profit %	31.7%	36.6%		39.5%	40.6%
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

Gross profit decreased 24.3% and 10.6% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year, due to lower revenues as noted above.
During the three and nine months ended March 30, 2025, the gross profit percentage decreased 490 basis points and 110 basis points, respectively, compared to the same periods of the prior year. The gross profit percentage declines were primarily within Consumer Floral and Gifts and the Gourmet Foods and Gift Baskets segments, partially offset by an increase in the Company's BloomNet segment.
Consumer Floral & Gifts segment - Gross profit decreased by 17.2% and 11.2% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year, due to the impact of the lower revenues noted above, as well as the unfavorable gross profit percentage primarily attributable to higher cost of merchandise.
BloomNet® segment - Gross profit increased by 8.0% and decreased 8.4% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year. Gross profit increased for the three months ended March 30, 2025, compared to the prior year period, due to the aforementioned revenue increase and improved gross profit percentage driven by lower florist rebates. Gross profit decreased for the nine months ended March 30, 2025, compared to the prior year period, due to the impact of lower revenues noted above, offset in part by improved gross profit percentage driven by lower florist rebates related to lower florist-to-florist volume.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 38.6% and 8.2% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year, due to the decrease in revenue noted above, as well as decreased gross profit percentage attributable to higher cost of merchandise and incremental costs associated with the implementation of a new order management system for the Harry & David brand.
Marketing and sales expense

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)

Marketing and sales	$106,728	$105,828	0.9%	$375,828	$376,903	-0.3%
Percentage of net revenues	32.2%	27.9%		27.9%	25.6%
Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.
Marketing and sales expenses were essentially in-line with the prior year, during the three and nine months ended March 30, 2025. Marketing and sales expenses as a percentage of revenues increased over the prior year due to increased advertising costs needed to support sales due to a competitive environment.
Technology and development expense

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)

Technology and development	$14,728	$15,291	-3.7%	$46,340	$45,417	2.0%
Percentage of net revenues	4.4%	4.0%		3.4%	3.1%

Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.
Technology and development expense decreased by 3.7% and increased 2.0% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year. The decrease for the three months ended March 30, 2025 as compared to the prior year period is related to a decline in maintenance and support for the Company's technology platform enhancements. The increase for the nine months ended March 30, 2025 as compared to the prior year period is due to higher development and consulting costs for the Company's technology platform enhancements, including incremental costs relating to the implementation of a new customer service platform and order management system.
General and administrative expense

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)

General and administrative	$25,634	$32,295	-20.6%	$81,570	$87,938	-7.2%
Percentage of net revenues	7.7%	8.5%		6.0%	6.0%
General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.
General and administrative expenses decreased 20.6% and 7.2% during the three and nine months ended March 30, 2025, respectively, compared to the same periods of the prior year, primarily due to lower labor costs and changes in the value of the Company’s NQDC Plan investments (offset in Other expense (income), net below), partially offset by higher insurance costs and professional fees.
Depreciation and amortization expense

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)

Depreciation and amortization	$13,119	$13,232	-0.9%	$40,287	$40,578	-0.7%
Percentage of net revenues	4.0%	3.5%		3.0%	2.8%
Depreciation and amortization expense was essentially in-line with the prior year during the three and nine months ended March 30, 2025.

Goodwill and intangible impairment

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)

Goodwill and intangible impairment	$138,220	$-	100.0%	$138,220	$19,762	599.4%
During the quarter ended March 30, 2025, the Company recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million related to goodwill for its Consumer and Floral & Gifts segment and $24.8 million attributable to the PersonalizationMall tradename.
In fiscal 2024, based on the impairment assessment performed for the quarter ended December 31, 2023, the Company had recorded a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the PersonalizationMall tradename to its estimated fair value at that time.
See Note 6 – Goodwill and other intangibles, net in Item 1 for further information.
Interest expense, net

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)

Interest expense, net	$1,462	$881	65.9%	$9,218	$8,974	2.7%
Interest expense, net consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facility (See Note 10 – Long-term debt, net in Item 1 for details), net of income earned on the Company’s available cash balances.
Interest expense, net was higher compared to the prior year, during the three and nine months ended March 30, 2025, driven by higher interest rates, partially offset by a lower outstanding Term Loan balance.
Other expense (income), net

	Three Months Ended			Nine Months Ended
	March 30, 2025	March 31, 2024	% Change	March 30, 2025	March 31, 2024	% Change

	(dollars in thousands)

Other expense (income), net	$1,827	$(3,574)	151.1%	$(1,104)	$(5,836)	81.1%
Other expense (income), net consists primarily of investment losses (gains) on the Company’s NQDC Plan investments (for which the offsetting expense was recorded in the general and administration expense above).

Income Taxes
The Company recorded an income tax benefit of $18.5 million and $9.4 million during the three and nine months ended March 30, 2025, respectively, compared to an income tax benefit of $8.3 million and income tax expense of $7.8 million during the three and nine months ended March 31, 2024, respectively. The Company’s effective tax rate for the three and nine months ended March 30, 2025 was 9.4% and 5.9%, respectively, compared to 33.0% and 34.7% in the same respective periods of the prior year. The Company’s effective tax rate for the three and nine months ended March 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to establishing a valuation allowance on certain federal and state deferred tax assets (including charitable contribution carryforwards) and the permanent portion of goodwill impairment charges. The Company’s effective tax rate for the three and nine months ended March 30, 2025 was also impacted by state income taxes and tax deficiencies (shortfalls) from stock-based compensation, partially offset by tax credits. The Company’s effective tax rate for the three and nine months ended March 31, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to impairment charges reducing the amount of income reflected in the Company’s estimated annual effective tax rate. Further impacting the Company's effective tax rate for the three and nine months ended March 31, 2024 were tax deficiencies (shortfalls) from stock-based compensation, state income taxes and non-deductible executive compensation, partially offset by tax credits.
Liquidity and Capital Resources
Liquidity and borrowings
The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 10 – Long-term debt, net in Item 1 for details). At March 30, 2025, the Company had working capital of $108.1 million, including cash and cash equivalents of $84.7 million, compared to working capital of $157.9 million, including cash and cash equivalents of $159.4 million, at June 30, 2024.
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
During the first two quarters of fiscal 2025, the Company borrowed under its revolving credit facility in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $110.0 million in November 2024. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under its revolving credit facility in December 2024. Based on current projected cash flows, the Company believes that the available cash balances will be sufficient to provide for the Company's operating needs through the remainder of fiscal 2025, at which time the Company would again expect to borrow against its revolving credit facility to fund pre-holiday manufacturing and inventory purchases. The Company had no amounts outstanding under the Revolver as of March 30, 2025. In addition, during the second quarter of fiscal 2025, the Company made a payment of $27.5 million on its Term Loan, which includes a $25.0 million prepayment.
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
Cash Flows
Net cash provided by operating activities of $0.7 million, for the nine months ended March 30, 2025, was primarily attributable to the Company’s net loss during the period adjusted for non-cash charges for goodwill and intangible impairment, depreciation and amortization, stock-based compensation, and deferred income taxes, offset by uses of cash for working capital purposes, comprised of decreases in accounts payable and accrued expenses and increases in trade receivables, offset by decreases in inventory.

Net cash used in investing activities of $35.4 million, for the nine months ended March 30, 2025, was attributable to capital expenditures primarily related to the Company's technology and automation initiatives, and the acquisition of Scharffen Berger as noted above.
Net cash used in financing activities of $40.0 million, for the nine months ended March 30, 2025, related primarily to net repayment of bank borrowings under the Company's working capital line of credit, as well as payments of $30.0 million on the Company's Term Loan, which included a $25.0 million prepayment, and the repurchase of common stock of $9.9 million.
Free Cash Flow
Free cash flow was negative $31.7 million for the nine months ended March 30, 2025, compared with free cash flow of positive $73.6 million for the nine months ended March 31, 2024. The decrease of $105.3 million was primarily driven by a decrease in cash flows from operations, which in turn was primarily driven by lower net income, adjusted for non-cash items, as well as timing of changes in working capital. Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.
Stock Repurchase Program
See Item 2 in Part II below for details.
Contractual Obligations
At March 30, 2025, the Company’s contractual obligations consist of:
•Long-term debt obligations - payments due under the Company's credit agreement (see Note 10 – Long-term debt, net in Item 1 for details and payments due by period).
•Operating lease obligations - payments due under the Company’s operating leases (see Note 8 – Leases in Item 1 for details and payments due by period for the long-term operating leases).
•Purchase commitments - consisting primarily of inventory and IT-related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total
Purchase commitments	$64,179	$57,242	$9,342	$5,415	$3,801	$88	$140,067
Critical Accounting Estimates
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill, other intangible assets and income taxes. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since June 30, 2024, except as noted below:

Goodwill & Intangible Assets Assessment and Impairment
Interim Impairment Evaluation
During the quarter ended March 30, 2025, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangible and other long-lived assets were less than their carrying amounts. After consideration of current operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of March 30, 2025.
Impairment Assessments – Goodwill and Intangibles
The Company performed its goodwill impairment test by comparing the fair value of its Consumer Floral and Gifts reporting unit to its respective carrying value. The Company estimated the fair value of the Consumer Floral and Gifts reporting unit using an equal weighting of the income and market approaches, and a discount rate of 14.5%. The Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Under the income approach, the Company used a discounted cash flow methodology that required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method, the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair values of its reporting units to its current market capitalization.

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

The Company’s impairment test for definite-lived and other long-lived assets was performed through a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value.

Based on the impairment assessment performed for the period ended March 30, 2025, the Company recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million attributable to goodwill and $24.8 million attributable to the PersonalizationMall tradename within the same reporting unit. The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired.

Income Taxes
Realizability of Deferred Tax Assets
During the quarter ended March 30, 2025, in assessing the realizability of deferred tax assets in accordance with ASC 740, management considered both positive and negative evidence. As of the reporting date, the Company was in a three-year cumulative loss position, which is considered significant negative evidence under the accounting standards. The Company has not developed any tax planning strategies that would provide an additional source of taxable income, and the goodwill and intangible impairment charge that was recorded during the quarter ended March 30, 2025 reduced the previously available deferred tax liabilities that had been relied upon to support the realization of deferred tax assets. As a result, the Company concluded that it was not more likely than not that a portion of its deferred tax assets will be realized and included a $24.9 million valuation allowance in its projected annual effective tax rate. In addition, the Company placed a specific valuation allowance of $3.4 million on its charitable contribution carryforward as a discrete item in the third quarter of fiscal 2025. As of March 30, 2025, the Company had valuation allowances of approximately $26.7 million, of which $20.5 million was recorded during the three months ended March 30, 2025, primarily related to net operating losses, charitable contributions, and deferred tax assets that are not more likely than not realizable. The Company will continue to monitor all relevant factors in evaluating the need for a valuation allowance and will reassess its position in future reporting periods as facts and circumstances evolve.

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
•the Company’s ability:
◦to achieve revenue and profitability;
◦to leverage its operating platform and reduce operating expenses;
◦to manage the seasonality of its business;
◦to cost effectively acquire and retain customers;
◦to successfully integrate acquired businesses and assets;
◦to reduce working capital requirements and capital expenditures;
◦to mitigate the impact of supply chain cost and capacity constraints;
◦to compete against existing and new competitors;
◦to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
◦to address the effects of changes in accounting policies, practices, or assumptions, including changes that could potentially require future impairment charges;
◦to successfully execute its strategic initiatives; and
◦to reduce promotional activities and achieve more efficient marketing programs.
•the outcome of contingencies, including legal proceedings in the normal course of business; and
•general consumer sentiment and economic conditions that may affect, among other things, the levels of discretionary customer purchases of the Company’s products and the costs of shipping, imported products, and labor.
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
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would be approximately $0.2 million and $0.7 million during the three and nine months ended March 30, 2025, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of March 30, 2025, $11.7 million remained authorized under the plan.
The following table sets forth, for the months indicated, the Company’s purchase of common stock during the three months ended March 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(in thousands, except shares and average price paid per share)

12/30/24 – 1/26/25	199,103	$7.98	199,103	$12,293
1/27/25 - 2/23/25	73,144	$8.30	73,144	$11,684
2/24/25 - 3/30/25	4,513	$5.93	4,513	$11,658
Total	276,760	$8.03	276,760
(1)Average price per share excludes commissions and other transaction fees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
During the three months ended March 30, 2025, none of the directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5- 1 trading arrangement", as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1
First Amendment, dated as of January 28, 2025, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, to that certain Third Amended and Restated Credit Agreement, dated as of June 27, 2023 (Current Report on Form 8-K filed on January 30, 2025, Exhibit 10.1).

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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)

Date: May 9, 2025	/s/ James F. McCann James F. McCann Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	/s/ James M. Langrock James M. Langrock Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)