Form 10-K
period 2025-06-29
1 800 FLOWERS COM INC
filed 2025-09-05
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 29, 2024, was approximately $191,511,000. The registrant has no non-voting common stock.
36,550,679
(Number of shares of class A common stock outstanding as of August 29, 2025)
27,068,221
(Number of shares of class B common stock outstanding as of August 29, 2025)
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.
FORM 10-K
For the fiscal year ended June 29, 2025

PART I
Item 1.    BUSINESS
The Company
1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of thoughtful expressions designed to help inspire customers to share more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger®, and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; Alice’s Table®, a lifestyle business offering fully digital on demand floral, culinary and other experiences to guests across the country; and Card Isle®, an e-commerce greeting card service.
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
The Company believes that 1-800-FLOWERS.COM® is one of the most recognized brands in the floral and gift industries. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit arrangements, and gift-quality fruit baskets, dipped berries, steaks, chops, seafood and prepared meals, as well as an extensive selection of personalized products. On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered® brand, a complete online gifting and personalization destination renowned for its men’s and women’s jewelry, drinkware, home décor, business gifts and awards, and wedding essentials, which was integrated into the Personalization Mall® brand. On April 3, 2024, the Company completed its acquisition of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across its brands. On July 1, 2024, the Company acquired Scharffen Berger®, a manufacturer of giftable premium chocolate and specialty treats, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets segment. This extended line of gift offerings helps our customers with their celebratory occasions and will enable the Company to increase the purchase frequency and average order value for existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. The platform that the Company has built allows it to expand rapidly into new product categories using a “marketplace” concept, providing its customers with a wider selection of solutions to help them express, connect and celebrate for all occasions and recipients – including themselves.

The Company’s consolidated customer database and multi-brand website is designed to dynamically engage our customers, further enhancing the Company’s position as a leading, one-stop destination for our customers’ gifting and celebratory needs. The Company is focused on deepening relationships with its customers through content and community and inspiring our customers to give more and to build better and more meaningful relationships. We have a large customer file, including 0.9 million Celebrations Passport members who, along with our multi-brand customers, represent our best customer cohorts in terms of frequency, retention and average spend, and thus customer lifetime value. Celebrations Passport and multi-brand customers spend an average of 2x to 3x the amount spent by other customers. Multi-brand customers and Celebrations Passport members represent approximately 20% of customers and approximately 40% of revenue.
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
In fiscal 2025, the Company announced a multi-year Celebrations strategy, a comprehensive evolution of the Company that begins with transforming the customer journey into a sentiment-led experience. The Celebrations strategy strives to advance the Company’s vision of becoming the premier relationship destination for heartfelt expressions, with a business model that aligns with future technological advancements and consumer purchasing preferences.

A summary of the Company’s significant brands and/or businesses follows:
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
Franchisor and operator of retail flower shops.
Direct-to-consumer provider of fresh flowers, plants, fruits and gift baskets.
E-commerce provider of personalized gifts and keepsakes.
E-commerce provider of personalized gifts and keepsakes, which operations are integrated within the PersonalizationMall.com brand, acquired in January 2023.
Provider of lifestyle offerings, including digital on demand floral, culinary and other experiences to guests across the country.

BLOOMNET SEGMENT
Provider of products and services to the professional florist.
Wholesale merchandiser and marketer of floral industry and related products.
Provider of digital and physical greeting cards to sister brands, as well as independent florist and other wholesale customers, acquired in April 2024.

GOURMET FOODS & GIFT BASKETS SEGMENT
Multi-channel specialty retailer and producer of premium gift quality fruit, gourmet food products and other gifts marketed under the Harry & David® and Cushman’s® brands.
Manufacturer and retailer of indulgent bakery gifts, including super-thick English muffins, toppings, and desserts.

Multi-channel retailer and manufacturer of small batch gourmet buttery caramel and chocolate covered popcorn.
E-commerce provider of wild-caught seafood and sustainably harvested shellfish, pastured proteins, organic foods, and marine-sourced nutritional supplements.
Manufacturer of giftable premium popcorn and specialty treats.
Multichannel retailer and baker of premium cookies, baked gifts, and related products, including Mrs. Beasley’s®, a baker of cakes, muffins and gourmet gift baskets.
E-commerce retailer of gift baskets and towers.
Designer, assembler and distributor of wholesale gift baskets, gourmet food towers and gift sets.
E-commerce retailer of artisan chocolates and confections.
E-commerce retailer of dipped berries and other specialty treats.
Manufacturer of giftable premium chocolate and specialty treats, acquired in July 2024.
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

Flowers, Plants, and Personalized Gifts. The Company’s flagship 1-800-Flowers.com brand offers fresh-cut flowers and floral and fruit arrangements for all occasions and holidays, available for same-day delivery. The Company provides its customers with a curated choice of florist designed products, including traditional floral and gift offerings, and the Company’s line of fruit arrangements, under the Fruit Bouquets brand, and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes. Through the Alice’s Table brand, the Company also provides lifestyle offerings, including digital on demand floral, culinary and other experiences to guests across the country. In addition, through its Personalization Mall brand, the Company offers a wide assortment of products using sublimation, embroidery, digital printing, engraving, and sandblasting to provide a unique, personalized experience to our customers. The Company expanded its offering of personalized products with the acquisition of the Things Remembered brand, a complete online gifting and personalization destination renowned for its men’s and women’s jewelry, drinkware, home décor, business gifts and awards, and wedding essentials.
Gourmet Foods & Gift Baskets. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded, premium gift-quality fruit, food products, land and sea-based proteins, and gifts marketed under the Harry & David, Wolferman’s Bakery, Vital Choice, Cushman’s, Moose Munch and Scharffen Berger brands. The Company manufactures premium cookies and baked gift items under the Cheryl’s Cookies and Mrs. Beasley’s brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM brand features a collection of gourmet gift baskets and related products confected by DesignPac, as well as through third parties. Simply Chocolate offers artisan chocolates and confections. Many of the Company’s gourmet products are packaged in seasonal, occasion-specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s business customers’ gifting needs. On July 1, 2024, the Company completed its acquisition of Scharffen Berger, a manufacturer of giftable premium chocolate and specialty treats.
BloomNet®. The Company’s BloomNet business provides its members with products and services, including: (i) settlement processing, consisting of the settlement of orders between referring florists (including the 1-800-Flowers.com brand) and fulfilling florists, (ii) advertising, in the form of member directories, including the industry’s first online directory, (iii) access services, by which BloomNet florists are able to refer and fulfill orders, using Bloomlink®, the Company’s proprietary Internet-based system, (iv) other products and services, including web hosting, marketing, designer education and point of sale systems, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers.com purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability. On April 3, 2024, the Company completed its acquisition of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across its brands.
Marketing and Promotion
The Company has developed an integrated marketing and promotional strategy focused on strengthening brand equity across its portfolio, accelerating customer acquisition, and enhancing customer lifetime value. Our strategic approach centers on building a comprehensive celebratory ecosystem that positions our brands as the definitive choice for meaningful gifting occasions, and enabling customers to create lasting connections through thoughtful expression.
Our customer acquisition and retention strategy leverages a diversified marketing mix encompassing digital advertising, traditional media placements, direct-response marketing, strategic public relations initiatives, social media engagement, and carefully selected partnership opportunities. This omnichannel approach is designed to optimize return on marketing investment while expanding our addressable market and deepening engagement with our existing customer base.
The Company prioritizes data-driven personalization and customer experience optimization to enhance marketing effectiveness and drive conversion rates. We continue to invest in advanced analytics capabilities and marketing automation technologies to improve targeting precision and campaign performance measurement. The Company is also investing in emerging marketing channels and customer engagement technologies, with particular emphasis on artificial intelligence-driven personalization, enhanced mobile commerce capabilities, and innovative partnership models that align with evolving consumer preferences and purchasing behaviors.
Our strategic relationship with the Smile Farms® organization, creates meaningful employment opportunities for adults with developmental disabilities and brings awareness of this important cause to millions of our consumers.

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
Fulfillment and manufacturing of products is as follows:
Flowers, Plants, and Personalized Gifts. A majority of the Company’s floral orders are fulfilled by one of the Company’s BloomNet members, allowing the Company to deliver its floral and fruit bouquet products on a same-day or next-day basis to ensure freshness and to meet its customers’ needs for immediate gifting. In addition to these florist-designed products, the Company also offers fresh cut floral arrangements in a wide assortment of combinations, themes and designer bouquets and collections through its direct ship program, including flowers fresh from the farm. Also, the Company offers a broad selection of personalized gifts and keepsakes that are manufactured utilizing same-day/next-day capabilities, and distributed from its Bolingbrook, IL facility.
Gourmet Foods & Gift Baskets. The Company offers a wide array of premium brand, signature baked products, chocolate, confections, gift baskets, gourmet popcorn, dipped berries, giftable fruit towers and baskets, and related products through its Gourmet Foods & Gift Baskets brands. The Company’s Cheryl’s cookies and baked gifts are manufactured primarily in its baking facility in Westerville, Ohio, while The Popcorn Factory and Moose Munch premium snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon, supplemented by specialty products that are sourced across the U.S. and the world. Scharffen Berger products are primarily manufactured in Ashland, Oregon. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by our DesignPac facility, located in Melrose Park, Illinois. Our products are distributed from a combination of Company-owned and leased distribution facilities across the country, which are shared by our brands in order to reduce both transit time to the customer and overall logistics costs. Dipped berries and other specialty treats for our Shari’s Berries brand are manufactured and fulfilled through our network of drop ship vendors.
Sources and Availability of Raw Materials
The Company’s raw materials consist of ingredients for manufactured products (including various commodities such as sugar, flour, cocoa, eggs, fruit and flowers), packaging supplies, and other supplies used in the manufacturing and transportation processes (such as fuel, natural gas and derivative products). Except for certain crops that are grown in our Harry & David orchards, raw materials used by the Company are purchased from third parties, some of whom are single-source suppliers. The prices we pay, and the availability of these materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. We utilize a global supply chain that includes both U.S. and international suppliers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume we need to meet customer demand, to receive those materials timely through our supply chain and to produce, manufacture and distribute those products determines, in part, our ability to grow the business, and the appeal of our merchandise assortment we offer to our customers.

Seasonality
The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother’s Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. During fiscal 2025, our fiscal second quarter revenues represented approximately 46% of annual revenues, while our first, third and fourth quarters generated 14%, 20%, and 20% of annual revenues, respectively.
In preparation for the Company’s second quarter holiday season, the Company significantly increases its inventories. This seasonal build, which peaks in November, has traditionally been financed by cash flows from operations, supplemented by borrowings under the Company's revolving credit facility. The Company has historically repaid the balance of its revolving credit facility with cash generated from operations prior to the end of the Company’s fiscal second quarter.
Competition
The popularity and convenience of e-commerce shopping has continued to give rise to established businesses on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a website, a toll-free phone number and physical locations. Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers. Certain mass merchants have expanded their offerings to include competing products and may continue to do so in the future. These businesses, as well as other potential competitors, may be able to:
•undertake more extensive marketing campaigns for their brands and services;
•adopt more aggressive pricing policies; and
•make more attractive offers to potential employees, distributors and retailers.
In addition, the Company faces intense competition in each of its individual product categories. In the floral industry, there are various providers of floral products, none of which is dominant in the industry. The Company’s competitors include:
•retail floral shops, some of which maintain toll-free telephone numbers, websites, and mobile applications;
•online marketplaces, floral retailers and social media platform retailers, as well as retailers offering substitute gift products;
•catalog companies that offer floral products;
•floral telemarketers and wire services; and
•supermarkets, mass merchants and specialty retailers with floral departments.
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
The Company believes the strength of its brands, product selection, customer relationships, technology infrastructure and fulfillment capabilities position it to compete effectively against its current and potential competitors in each of its product categories. However, increased competition could result in:
•price reductions, decreased revenues and lower profit margins;
•loss of market share; and
•increased marketing expenditures.
These and other competitive factors may adversely impact the Company’s business and results of operations.

Government Regulation and Legal Uncertainties
We are subject to a growing number of local, state, and national laws and regulations, including laws applicable to e-commerce, all of which continue to evolve. Compliance is costly and can require changes to our business practices and significant amounts of management time and focus. In addition, laws may be inconsistent across various locations in which we do business, posing significant challenges to our national operations.

Legislatures are also considering an increasing number of laws and regulations pertaining to the Internet, including laws and regulations addressing:

•user privacy;
•pricing;
•content;
•connectivity;
•intellectual property;
•distribution;
•taxation and tariffs;
•liabilities;
•antitrust; and
•characteristics and quality of products and services.
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
For more information, see Part I, Item 1A, Risk Factors— Legal, Regulatory, Tax and Other Risks.

Intellectual Property
The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registration for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets.com”, “FruitBouquets.com”, “BloomNet”, "Card Isle", “GreatFood.com”, “The Popcorn Factory”, “Cheryl’s Cookies”, “Mrs. Beasley’s”, “Celebrations Passport”, “Flowerama”, “DesignPac”, “Harry & David”, “Wolferman’s Bakery”, “Moose Munch”, “Cushman’s”, “Simply Chocolate”, “Personalization Universe”, “Personalization Mall”, “Things Remembered”, “Shari’s Berries”, "Scharffen Berger", “SmartGift”, “Vital Choice” and “Alice’s Table”. The Company also has rights to numerous domain names, including: www.1800flowers.com, www.cardisle.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.personalizationuniverse.com, www.personalizationmall.com, www.thingsremembered.com, www.plants.com, www.florists.com, www.greatfoods.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.simplychocolate.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com, www.wolfermans.com, www.vitalchoice.com, www.alicestable.com, www.berries.com, www.sharisberries.com, www.scharffenberger.com, and www.smartgift.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.
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
Human Capital
Employees. We focus on attracting, developing and retaining skilled talent, including recruiting from among the universities across the markets in which we compete and are generally able to select top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. As of June 29, 2025, the Company had approximately 3,900 full and part-time employees, all located in the United States. During peak periods, the Company substantially increases the number of customer service, manufacturing, and fulfillment personnel. The Company’s employees are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good. Our employees are a key source of our competitive advantage and their actions, guided by our Code of Ethics, are critical to the long-term success of our business.
Workforce Inclusion and Belonging. As a company, we are committed to building an inclusive and equitable culture that welcomes everyone and embraces and celebrates all of our associates’ backgrounds and life experiences.
Compensation and Benefits. The Company aims to attract and retain a talented workforce by offering competitive compensation and benefits, strong career development and a respectful and inclusive culture that provides equal opportunity for all. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our associates work. We encourage and reward employees based upon the achievement of financial and other key performance metrics, which strengthens the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to eligible associates to align such associates’ incentives with the Company’s long-term strategic objectives and the interests of our stockholders. We also offer competitive benefit programs, in line with local practices, with flexibility to accommodate the needs of a diverse workforce, including paid vacation and holidays, family leave, disability insurance, life insurance, healthcare, and a 401(k) plan with a company match.
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

ltem 1A.    Risk Factors
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Our disclosures and analysis in this Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other statements we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts concerning future events; they do not relate strictly to historical or current facts. Such statements can generally be identified by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe”, “foresee,” “forecast,” “likely,” “should,” “will,” “target,” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including, but not limited to, statements relating to future actions; our ability to leverage our operating platform and reduce our operating expense ratio; our ability to successfully integrate acquired businesses and assets; our ability to successfully execute our strategic priorities; our ability to cost effectively acquire and retain customers and drive purchase frequency; the outcome of contingencies, including legal proceedings in the normal course of business; our ability to compete against existing and new competitors; our ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; our ability to reduce promotional activities and achieve more efficient marketing programs; and general consumer sentiment and industry and economic conditions that may affect levels of discretionary customer purchases of our products.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risk, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.
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
Macroeconomic Conditions and Related Risk Factors
The financial and credit markets and consumer sentiment have and will experience significant volatility, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. The Company’s business and operating results are subject to economic conditions and their impact on consumer discretionary spending. Factors that may negatively impact consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, reductions in disposable income levels, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. In the recent past, such factors have impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. Adverse economic changes could reduce consumer confidence and could thereby affect our operating results. In challenging and uncertain economic environments, including the current geopolitical climate, we cannot predict when macroeconomic conditions uncertainty may arise and whether such circumstances could impact the Company.

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
The availability and price of flowers, as well as certain components and products that we rely on to manufacture and sell our products could be adversely affected by a number of factors affecting international locations, including:
•import duties and quotas, such as the tariffs that were imposed on flowers imported from Colombia during fiscal 2025;
•agricultural limitations and restrictions to manage pests and disease;
•changes in trading status;
•economic uncertainties and currency fluctuations;
•severe weather;
•work stoppages;
•foreign government regulations and political unrest; and
•trade restrictions, including United States retaliation against foreign trade practices.
The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct business. As a result, there have been, and may continue to be, greater restrictions and economic disincentives on international trade, and considerable uncertainty about future U.S trade policies. These developments have the potential to adversely impact the U.S. economy, our industry and the demand for our products. While we are managing the impact of recent trade policy changes by evaluating sourcing opportunities outside of China, working with existing vendors on concessions, changing componentry, modifying our assortment, and adjusting our pricing, it has been and may continue to be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with shifting trade policies. As a result, such changes could have a material adverse effect on our business, financial condition and results of operations.
Increased shipping costs and supply chain disruptions may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers. The Company has established relationships with Federal Express and other common carriers for the delivery of these products. If these carriers increase the prices they charge to ship the Company’s goods, and if the Company is forced to pass these costs on to its customers, or if carrier capacity becomes constrained, due to strikes or otherwise, the Company’s sales could be negatively impacted. In addition, ocean container availability and cost, as well as port and shipping route disruptions could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships, revenues and earnings.

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
The Company’s quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company’s future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:
•seasonality;
•the retail economy;
•the timing and effectiveness of marketing programs;
•the timing of the introduction of new products and services;
•the Company’s ability to find and maintain reliable sources for certain of its products;
•the impact of severe weather, natural disasters, or public health conditions such as pandemics, on consumer demand;
•the timing and effectiveness of capital expenditures;
•the Company’s ability to enter into or renew online marketing agreements; and
•competition.
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
If the Company fails to develop and maintain its brands, it may not increase or maintain its customer base or its revenues. The Company must continue to develop and maintain the its brands to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company’s customers may not be aware of the Company’s non-floral products. If the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands and may lose customers leading to a reduction of revenues.
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

Marketing programs that generate a significant amount of traffic may be less effective or less cost-efficient than in previous periods, which could limit the volume and growth of the Company’s business. Although the Company expects a significant portion of its customers will continue to come directly to its website, mobile applications, and telephone call center, it will also rely on marketing arrangements with third party websites, search engines, display advertising providers, social media platforms, and affiliates with which the Company has strategic relationships for traffic. If these third parties do not attract a significant number of visitors, the Company may not receive a significant number of customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company’s online revenues may suffer if it does not enter into new strategic online and social media relationships or maintain such existing relationships or if these relationships do not result in traffic sufficient to justify their costs. In addition, current or future legislation or changes to third parties’ policies may limit the Company’s ability to effectively reach consumers whose behavior suggests that they might be interested in Company products. Vendors of advertising and analytics products and services have modified and may continue to modify their products and services in ways that could reduce the efficiency of our marketing efforts, such as changes to cookie settings and policies, modifications of organic search and paid listing algorithms, the addition of AI summaries to online search engine results, and the introduction of new AI assistant platforms. While we strive to adjust our marketing strategies in response to these changes, there can be no guarantee that any adjustments will be effective. Any reduction in our ability to make effective use of advertising technologies could harm our ability to personalize the experience of prospective customers, increase our costs, and limit our ability to attract and retain customers on cost-effective terms. As a result, our business and results of operations could be adversely affected.
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
In the floral category, the Company’s competitors include:
•retail floral shops, some of which maintain toll-free telephone numbers, websites, and mobile applications;
•online marketplaces, floral retailers, and social media platform retailers, as well as retailers offering substitute gift products;
•catalog companies that offer floral products;
•floral telemarketers and wire services; and
•supermarkets, mass merchants and specialty gift retailers with floral departments.
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

Competition is intense and the Company expects it to increase. Increased competition could result in:
•price reductions, decreased revenue and lower profit margins;
•loss of market share; and
•increased marketing expenditures.
These and other competitive factors could materially and adversely affect the Company’s results of operations.
If the Company does not accurately predict customer demand for its products, it may lose customers or experience increased costs. If the Company overestimates customer demand for its products, excess inventory and outdated merchandise could accumulate, tying up working capital and potentially resulting in reduced warehouse capacity and inventory losses due to damage, theft and obsolescence. If the Company underestimates customer demand, it may disappoint customers who may turn to its competitors. Moreover, the strength of our brands could be diminished due to misjudgments in merchandise selection.
Extreme weather conditions, natural disasters, public health conditions such as pandemics, and other catastrophic events, may interrupt our business, or our suppliers’ businesses. Some of our facilities and our suppliers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including hurricanes, tornadoes, and wildfires. Extreme weather conditions, whether caused by global climate change or otherwise, may interrupt our operations in such areas. In addition, public health conditions or other such unforeseen events could affect our and our suppliers' operations. Any such events would negatively impact various functions, such as production, distribution, and order fulfillment. Furthermore, extreme weather conditions may interrupt our suppliers’ production or shipments, or increase our suppliers’ product costs, all of which could have an adverse effect on our business, financial condition, and results of operations.
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
If the Company is unable to hire and retain qualified employees, including key personnel, its business may suffer. The Company’s success is dependent on its ability to hire, retain and motivate highly qualified personnel. Given the competitive labor market, we cannot be assured that we can continue to hire, train and retain a sufficient number of qualified employees at current wage rates. In particular, the Company’s success depends on the continued efforts of its senior management team. The loss of the services of any of the Company’s executive management or key personnel or its inability to attract qualified additional personnel could cause its business to suffer and force it to expend time and resources in locating and training additional personnel.
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
The terms of our existing credit facilities could limit our operating flexibility. The credit agreement governing our existing credit facilities contains certain financial and certain affirmative and negative covenants requiring us to maintain certain financial ratios and liquidity levels, limiting the ability to, among other things, incur additional indebtedness, make certain investments, make certain restricted payments, incur certain liens or permit them to exist, hold cash deposits in accounts not maintained with lenders under the existing credit facilities or their affiliates, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. These terms may affect our ability to obtain future financing and to pursue attractive business opportunities, and our flexibility in planning for, and reacting to, changes in business conditions, which could adversely affect our business, financial condition and results of operations. If we fail to comply with the provisions of our existing credit facilities and if such failure is not cured or waived, it could result in an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. Any such default would also limit our ability to obtain additional financing, which could have an adverse effect on our cash flow and liquidity.

We have incurred impairment charges for our goodwill and other long-lived tangible and intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results. We review goodwill and other long-term assets regularly to assess whether indicators of impairment have arisen, the result of which may require that the Company recognize an impairment charge. Impairments have resulted and may result from, among other things, actual or projected decline in performance, adverse changes in interest rates and other market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, during fiscal 2025, fiscal 2024, and fiscal 2023, we recorded aggregate non-cash impairment charges of $143.8 million, $19.8 million, and $64.6 million, respectively, related to goodwill and certain trademarks to reduce their carrying value to their estimated fair value. If we are required to record additional non-cash impairment charges to our goodwill, other intangibles, and/or long-lived assets, any such non-cash charge could have a material adverse effect on our Consolidated Statements of Operations and Balance Sheets in the reporting period in which we record the charge.

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

Given the robust nature of our e-commerce presence and digital strategy, it is imperative that we and our e-commerce partners maintain uninterrupted operation of our: (i) computer hardware, (ii) software systems, (iii) customer marketing databases, and (iv) ability to contact our current and potential customers in various channels.
In addition, our systems may increasingly incorporate features involving artificial intelligence ("AI"), which is complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party artificial intelligence products and services. These features, products, and services may produce unintentional or unexpected outputs that are incorrect, infringe intellectual property or other rights, do not match our business goals, do not comply with our internal policies or applicable legal or contractual requirements, or otherwise are inconsistent with our business goals or brand identities. As a result, our implementation of AI features, products and services could subject us to regulatory action, legal liability, and brand or reputational harm.

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
An increase in the number of employees working remotely has amplified certain risks to the Company’s business and increased demand on the Company’s information technology resources and systems. A number of the Company's employees work remotely, which results in increased risks of phishing and other cybersecurity attacks as cybercriminals try to exploit the vulnerabilities surrounding remote work, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect the Company’s business.
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
The Company’s business could be injured by significant credit card, debit card and gift card fraud. Customers typically pay for their online or telephone orders with debit or credit cards as well as a portion of their orders using gift cards. The Company’s revenues and gross margins could decrease if it experienced significant credit card, debit card and gift card fraud. Failure to adequately detect and avoid fraudulent credit card, debit card and gift card transactions could cause the Company to lose its ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, widespread credit card, debit card and gift card fraud may lessen the Company’s customers’ willingness to purchase products through the Company’s websites or toll-free telephone numbers. For this reason, such failure could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Unexpected system interruptions caused by system failures may result in reduced revenues and harm to the Company’s brand. In the past, particularly during peak holiday periods, the Company has experienced significant increases in traffic on its website and in its toll-free customer service centers. The Company’s operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), or similar events. The Company’s systems have in the past, and may in the future, experience:
•system interruptions;
•long response times; and
•degradation in service.

In addition, the Company periodically updates or replaces legacy systems with successor systems. Implementation of new systems in prior periods has resulted in business disruptions and associated costs, as previously disclosed. If the Company fails to timely and successfully effect any future system updates, the Company’s order management, fulfillment, or other business processes could experience interruptions, and our results of operations could be negatively affected.
The Company’s business depends on customers making purchases on its systems. Its revenues may decrease and its reputation could be harmed if it experiences frequent or long system delays or interruptions or if a disruption occurs during a peak holiday season.
If the Company’s telecommunications providers do not adequately maintain the Company’s service, the Company may experience system failures and its revenues may decrease. The Company is dependent on telecommunication providers to provide telephone services and connectivity to its customer service centers and data centers. Although the Company maintains redundant telecommunications systems, if these providers experience system failures or fail to adequately maintain the Company’s systems, the Company may experience interruptions and will be unable to generate revenue. The Company depends upon these third-party relationships because it does not have the resources to maintain its service without these or other third parties. Failure to maintain these relationships or replace them on financially attractive terms may disrupt the Company’s operations or require it to incur significant unanticipated costs.
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

Our business is subject to government regulation in various areas, and the increasing costs of compliance efforts, as well as any potential non-compliance, could adversely impact our business. We are subject to laws and regulations affecting our operations in a number of areas, including consumer protection, labor and employment, data privacy, product safety, and environmental. Compliance with these and similar laws and regulations may require significant effort and expense, and variances and inconsistencies in requirements among jurisdictions may exacerbate this effort and expense. Because the Company’s products and services are available over the Internet anywhere in the world, multiple jurisdictions may claim that the Company is required to do business as a foreign corporation in one or more of those jurisdictions. Failure to qualify as a foreign corporation in a jurisdiction where the Company is required to do so could subject it to taxes and penalties. States or foreign governments may charge the Company with violations of local laws. The time and expense of compliance with existing and future regulations could, in the aggregate, adversely affect our results of operations, limit our product and service offerings in one or more regions, constrain our marketing efforts, or otherwise cause us to change or limit our business practices.

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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of personal information. These include laws and regulations that are intended to protect the privacy of children online, including the Children’s Online Privacy Protection Act, a U.S. federal law that requires websites and online services to obtain parental consent before collecting personal information from children under 13, as well as regulations adopted by the Federal Trade Commission, and a growing array of state laws. We also may choose to comply with, or may be required to comply with, self-regulatory obligations or other industry standards. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations, and laws providing for new privacy and security rights and requirements may overlap with each other, and may be enacted or come into effect in different jurisdictions. These requirements may be enacted, interpreted or applied in a manner that is inconsistent from one jurisdiction to another or in a manner that conflicts with other rules or our practices. As a result, some of our practices may be in conflict, or may not comply in the future with all such evolving laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state or international privacy or consumer protection-related laws, regulations, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others, including claims for statutory damages asserted on behalf of purported classes of affected persons or other liabilities or require us to change our business practices, including changing, limiting or ceasing altogether the collection, use, sharing, or transfer of data relating to customers, which could materially adversely affect our business, financial condition and operating results.

Many governmental regulations may impact the Internet, which could affect the Company’s ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may adversely impact the growth in the use of the Internet or the Company’s websites. The Company expects there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, age-appropriate design, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. This could decrease the demand for the Company’s products, increase its costs or otherwise adversely affect its business.
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
Item 1B.    Unresolved Staff Comments
We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 29, 2025 that remain unresolved.
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
Our strategy for managing cybersecurity risk is multifaceted and includes, without limitation: (i) robust security policies and procedures, designed in part to comply with the Payment Card Industry Data Security Standard (PCI-DSS), (ii) an incident response plan backed with industry-leading incident response support services, (iii) comprehensive system security vulnerability scanning, and oversight by a 24 hours a day, 7 days a week, 365 days a year Securities Operation Center; (iv) periodic cybersecurity awareness training and testing for employees and certain contractors; (v) risk management of our third-party suppliers, vendors, and other partners, which includes risk-based diligence and contractual provisions that generally allow for periodic auditing, and (vi) security assessments of any businesses that we acquire.

As part of our cybersecurity risk management program, we periodically engage third parties to evaluate and test our systems, run tabletop exercises to test our incident response processes, provide incident response support if needed, and certify our PCI-DSS compliance.
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
The Company’s program to identify, assess, and manage cybersecurity risks is currently led by our Senior Vice President, IT Operations, and leverages the expertise of our Chief Financial Officer and General Counsel. Our Senior Vice President, IT Operations holds a Bachelor of Business Administration in Business Computer Information Systems and has over 20 years of work experience, with more than 5 years in senior executive roles involving managing information systems, including implementing effective information and cybersecurity programs. Our Senior Vice President, IT Operations, who reports to our Chief Executive Officer, meets regularly with the executive leadership team regarding topics related to technology operations, including cybersecurity, and also periodically updates the Board and the Committee regarding the Company’s cybersecurity and data privacy risk mitigation plans.
With respect to the prevention, detection, mitigation, and remediation of cybersecurity incidents, our information security team, under the direction of our Senior Vice President, IT Operations, monitors our information systems, assesses the severity of any incidents it detects or that are otherwise reported, and follows escalation procedures embedded within our incident response plan to inform the Senior Vice President, IT Operations, other members of management, the Committee, and the Board, each as needed.

Item 2.    PROPERTIES
The table below lists the Company’s material properties at June 29, 2025:

Location	Type	Principal Use	Square Footage	Ownership
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,112,000	owned
Bolingbrook, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	361,176	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Medford, OR	Warehouse	Storage	324,500	leased
Obetz, OH	Warehouse	Distribution	301,176	leased
Atlanta, GA	Warehouse	Manufacturing and distribution	272,821	leased
Groveport, OH	Warehouse	Distribution	255,070	leased
Melrose Park, IL	Office and warehouse	Distribution, administrative and customer service	250,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Hebron, OH	Warehouse	Storage	116,000	leased
Burr Ridge, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	109,722	leased
Jericho, NY	Office	Headquarters	92,700	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Reno, NV	Warehouse	Distribution	70,000	leased
Memphis, TN	Warehouse	Distribution	70,000	leased
Philadelphia, PA	Fulfillment Center	Distribution	31,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1,819 (acres)	owned
Jackson County, OR	Land	Fallow land	1,356 (acres)	owned
Josephine County, OR	Orchards	Farming	91 (acres)	owned
Josephine County, OR	Land	Fallow land	88 (acres)	owned
Item 3.    LEGAL PROCEEDINGS
See Note 16 in Part IV, Item 15 for details.
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
Rights of Common Stock
Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2025 and 2024, no shares of Class B common stock were converted into shares of Class A common stock. During fiscal 2023, 181,393 shares of Class B common stock were converted into shares of Class A common stock.
Holders
As of August 29, 2025, there were approximately 172 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of August 29, 2025, there were 14 stockholders of record of the Company’s Class B common stock.
Purchases of Equity Securities by the Issuer
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $10.2 million (1,274,559 shares), $10.4 million (1,079,415 shares), and $1.2 million (147,479 shares) during the fiscal years ended June 29, 2025, June 30, 2024, and July 2, 2023, respectively, under this program. As of June 29, 2025, $11.4 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the three months ended June 29, 2025:

			Total Number
			of Shares
			Purchased as	Dollar Value of
			Part of	Shares
	Total Number		Publicly	that May Yet
	of	Average Price	Announced	Be Purchased
	Shares	Paid Per Share	Plans or	Under the Plans
Period	Purchased	(1)	Programs	or Programs

	(in thousands, except shares and average price paid per share)

03/31/25 – 04/27/25	-	$-	-	$11,658
04/28/25 – 05/25/25	46,872	$5.57	46,872	$11,396
05/26/25 – 06/29/25	-	$-	-	$11,396
Total	46,872	$5.57	46,872
(1)Average price per share excludes commissions and other transaction fees.
Dividends
We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our existing credit facilities contain limitations on the payment of dividends. See our risk factor disclosures in Item1A of this Annual Report on Form 10-K under the heading “Business and Operational Risk Factors” for more details.

Item 6.    RESERVED
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under Item 1A — “Risk Factors.”
Business Overview
The Company is a leading provider of gifts designed to help inspire customers to give more, connect more, and build more and better relationships. See Item 1 in Part I for a detailed description of the Company’s business.
Business Segments
The Company operates in the following three business segments: Consumer Floral & Gifts, Gourmet Foods & Gift Baskets, and BloomNet. The Consumer Floral & Gifts segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, Personalization Mall, Things Remembered, FruitBouquets.com, Flowerama and Alice’s Table, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David, Wolferman’s Bakery, Vital Choice, Moose Munch, Cheryl’s Cookies, Mrs. Beasley’s, The Popcorn Factory, DesignPac, 1-800-Baskets.com, Simply Chocolate, Shari’s Berries, and Scharffen Berger. The BloomNet segment includes the operations of BloomNet, Napco, and Card Isle.
Fiscal 2025 Results
Fiscal 2025 was a challenging year from a top and bottom line perspective. The broader macro-economic conditions have continued to impact our consumers. We have seen consumer confidence and sentiment decline in response to various uncertainties, including potential tariff impacts on inflation, a softening labor market, and shifting economic policies.

During fiscal 2025, net revenues decreased by $145.8 million, or 8.0%, to $1,685.7 million, compared to fiscal 2024, primarily due to continued slowing demand for everyday gifting occasions as discretionary income remains under pressure and consumers continue to moderate their spending. In addition, the Company experienced a highly promotional consumer environment during the holidays.
Gross margins declined throughout the year, ending at 38.7%; a 140-basis point decrease over fiscal 2024, primarily due to higher cost of merchandise and deleveraging of fixed costs.
Net loss was $200.0 million, compared with a net loss of $6.1 million in fiscal 2024. Adjusted EBITDA for fiscal 2025 was $29.2 million, compared with $93.1 million in fiscal 2024, reflecting a decline in Adjusted EBITDA of $63.9 million, driven by lower sales, reduced gross margin and increased advertising costs (See Reconciliation of net loss to adjusted EBITDA (non-GAAP) below).
Goodwill and Intangible Asset Impairment
During the quarter ended March 30, 2025, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangibles, and other long-lived assets were less than their carrying amounts. After consideration of then current operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of March 30, 2025, and recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million related to goodwill and $24.8 million attributable to the Personalization Mall tradename (indefinite-lived intangible asset). The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired. In the fourth quarter of fiscal 2025, the Company recorded an immaterial adjustment of $5.6 million to increase the previously recognized non-cash goodwill impairment charge. The adjustment was the result of a change in the estimated allocation of the impairment charge between goodwill that is deductible and non-deductible for tax purposes.

In fiscal 2024, during the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s Personalization Mall tradename, as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the Personalization Mall tradename.

During the third quarter of fiscal 2023, the Company evaluated whether events or circumstances had changed such that it would indicate it was more likely than not that its goodwill, intangibles and other long-lived assets of the Gourmet Foods & Gift Baskets reporting units fair values were less than their carrying amounts. After considering the continuing pressures on consumer discretionary spending, ongoing geopolitical events, the current inflationary macro-economic conditions, related cost input headwinds that have negatively impacted the Company’s gross margins, and resulting downward revisions to its forecast, the Company concluded that a triggering event had occurred for its Gourmet Foods & Gift Baskets reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of April 2, 2023, and recorded a non-cash adjustment to fully impair the related goodwill of $62.3 million, and partially impaired certain tradenames totaling $2.3 million within the reporting unit – See Note 7 – Goodwill and Other Intangibles, Net in Item 15.
Acquisition of Scharffen Berger

On July 1, 2024, the Company completed its acquisition of certain assets of Scharffen Berger®, a chocolate manufacturing company, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets Segment. The Company used cash on its balance sheet to fund the approximately $3.3 million purchase. Scharffen Berger annual revenues and results of operations, based on its most recently available financial information at the time of acquisition, are deemed immaterial to the Company's consolidated financial statements and, as such, pro forma results of operations have not been presented - see Note 4 – Acquisitions in Item 15.
Acquisition of Card Isle
On April 3, 2024, the Company completed its acquisition of certain assets of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across all brands. The Company used cash on its balance sheet to fund the $3.6 million purchase. Card Isle annual revenue and results of operations, based on its most recently available financial information at the time of acquisition, are deemed immaterial to the Company's consolidated financial statements – see Note 4 – Acquisitions in Item 15.
Acquisition of Things Remembered
On January 10, 2023, the Company completed its acquisition of certain assets of the Things Remembered brand, a provider of personalized gifts, whose operations have been integrated within the PersonalizationMall.com brand, in the Consumer Floral & Gifts segment. The Company used cash on its balance sheet to fund the $5.0 million purchase, which included intellectual property, a customer list, certain inventory, and equipment. The acquisition did not include Things Remembered retail stores. Things Remembered’s annual revenues from its e-commerce operations, based on its most recently available unaudited financial information at the time of the acquisition was $30.4 million for the twelve months ended November 30, 2022 – see Note 4 – Acquisitions in Item 15.
Fiscal 2026
The Company is approaching fiscal 2026 as a pivotal period of foundation setting. By transforming the Company into a customer-centric, data-driven organization with clear objectives and return on investment-focused decision making, the Company aims to position itself to support its multi-year Celebrations strategy and fuel future growth.
The Company's strategic priorities are focused on positioning the organization for long-term growth. These priorities include:
•driving cost savings and organizational efficiency,
•building a customer-centric and data-driven organization,
•broadening our reach beyond our e-commerce sites into new channels, and
•strengthening our team through enhanced talent and accountability.

With a renewed commitment to agility and customer-centricity, the Company believes these foundational steps will set the stage for sustainable revenue and profit growth in the years to come.
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
EBITDA and adjusted EBITDA
We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, Non-Qualified Deferred Compensation Plan ("NQDC Plan") investment appreciation/depreciation, and certain items affecting period-to-period comparability.
The Company presents EBITDA and Adjusted EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and Adjusted EBITDA as factors used to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company’s credit agreement uses EBITDA and Adjusted EBITDA-related metrics to determine its interest rate and to measure compliance with certain covenants. EBITDA and Adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.
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

The following table presents the EBITDA and Adjusted EBITDA for fiscal years ended June 29, 2025 and June 30, 2024, respectively. For EBITDA and Adjusted EBITDA for the fiscal year ended July 2, 2023, please refer to our Annual Report on Form 10-K for the fiscal year ended July 2, 2023.

Reconciliation of net loss to Adjusted EBITDA (non-GAAP):	Years Ended
	June 29, 2025	June 30, 2024

	(in thousands)
Net loss	$(199,993)	$(6,105)
Add: Interest expense and other, net	8,544	3,830
Add: Depreciation and amortization	53,618	53,752
Add: Income tax expense (benefit)	(13,364)	203
EBITDA	(151,195)	51,680
Add: Stock-based compensation	11,891	10,688
Add: Compensation charge related to NQDC plan investment appreciation	5,423	6,904
Add: System implementation costs	13,401	-
Add: Goodwill and intangible impairment	143,823	19,762
Add: Transaction costs	-	269
Add: Restructuring cost/Severance	5,823	2,564
Add: Litigation settlement	-	1,200
Adjusted EBITDA	$29,166	$93,067
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

The following table presents the adjusted net loss for fiscal years ended June 29, 2025 and June 30, 2024. For adjusted net income for fiscal year ended July 2, 2023, please refer to our Annual Report on Form 10-K for the fiscal year ended July 2, 2023.

Reconciliation of net loss to adjusted net income (loss) (non-GAAP):	Years Ended
	June 29, 2025	June 30, 2024

	(in thousands)
Net loss	$(199,993)	$(6,105)
Adjustments to reconcile net loss to adjusted net income (loss) (non-GAAP)
Add: System implementation costs	13,401	—
Add: Transaction costs	—	269
Add: Restructuring cost/Severance	5,823	2,564
Add: Litigation settlement	—	1,200
Add: Goodwill and intangible impairment	143,823	19,762
Deduct: Tax related adjustments	(15,572)	(6,079)
Adjusted net income (loss) (non-GAAP)	$(52,518)	$11,611

Basic and diluted net loss per common share	$(3.13)	$(0.09)

Basic and diluted adjusted net income (loss) per common share (non-GAAP)	$(0.82)	$0.18

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net income (loss) per common share	63,807	64,586
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

The following table presents the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments, for fiscal years ended June 29, 2025 and June 30, 2024. For segment contribution margin and adjusted segment contribution margin for the fiscal year ended July 2, 2023, please refer to our Annual Report on Form 10-K for the fiscal year ended July 2, 2023.

	Years Ended
	June 29, 2025	System Implementation Costs	Goodwill and Intangible Impairment	Restructuring Cost/ Severance	As Adjusted (non-GAAP) June 29, 2025	June 30, 2024	Litigation Settlement	Transaction Costs	Intangible Impairment	Restructuring Cost / Severance	As Adjusted (non-GAAP) June 30, 2024	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$776,781	$-	$-	$-	$776,781	$849,791	$-	$-	$-	$-	$849,791	-8.6%
BloomNet	98,707	-	-	-	98,707	107,802	-	-	-	-	107,802	-8.4%
Gourmet Foods & Gift Baskets	810,941	-	-	-	810,941	874,262	-	-	-	-	874,262	-7.2%
Corporate	333	-	-	-	333	796	-	-	-	-	796	-58.2%
Intercompany eliminations	(1,104)	-	-	-	(1,104)	(1,230)	-	-	-	-	(1,230)	10.2%
Total net revenues	$1,685,658	$-	$-	$-	$1,685,658	$1,831,421	$-	$-	$-	$-	$1,831,421	-8.0%

Gross profit:
Consumer Floral & Gifts	$305,508	$-	$-	$-	$305,508	$346,951	$-	$-	$-	$-	$346,951	-11.9%
	39.3%				39.3%	40.8%					40.8%

BloomNet	$47,914	-	-	-	47,914	51,999	-	-	-	-	51,999	-7.9%
	48.5%				48.5%	48.2%					48.2%

Gourmet Foods & Gift Baskets	298,052	6,625	-	-	304,677	334,870	-	-	-	-	334,870	-9.0%
	36.8%				37.6%	38.3%					38.3%

Corporate	798	-	-	-	798	933	-	-	-	-	933	-14.5%
	239.6%				239.6%	117.2%					117.2%

Total gross profit	$652,272	$6,625	$-	$-	$658,897	$734,753	$-	$-	$-	$-	$734,753	-10.3%
	38.7%	-	-	-	39.1%	40.1%	-	-	-	-	40.1%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$(94,620)	$-	$143,823	$1,261	$50,464	$67,278	$-	$-	$19,762	$630	$87,670	-42.4%
BloomNet	29,047	-	-	222	29,269	33,766	-	-	-	69	33,835	-13.5%
Gourmet Foods & Gift Baskets	46,993	10,393	-	1,387	58,773	84,508	-	-	-	538	85,046	-30.9%
Segment Contribution Margin Subtotal	(18,580)	10,393	143,823	2,870	138,506	185,552	-	-	19,762	1,237	206,551	-32.9%
Corporate (b)	(132,615)	3,008	-	2,953	(126,654)	(133,872)	1,200	269	-	1,327	(131,076)	3.4%
EBITDA (non-GAAP)	(151,195)	13,401	143,823	5,823	11,852	51,680	1,200	269	19,762	2,564	75,475	-84.3%
Add: Stock-based compensation	11,891	-	-	-	11,891	10,688	-	-	-	-	10,688	11.3%
Add: Compensation charge related to NQDC Plan Investment Appreciation	5,423	-	-	-	5,423	6,904	-	-	-	-	6,904	-21.5%
Adjusted EBITDA (non-GAAP) (c)	$(133,881)	$13,401	$143,823	$5,823	$29,166	$69,272	$1,200	$269	$19,762	$2,564	$93,067	-68.7%

(a)Segment performance is measured based on segment contribution margin or segment Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the segments, both of which are non-GAAP measurements. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead, described above, depreciation and amortization, other income (net), and other items that we do not consider indicative of our core operating performance.
(b)Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive and Customer Service Center functions, stock-based compensation, as well as changes in the fair value of the Company's NQDC Plan. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions, other than those of the Customer Service Center, which are allocated directly to the above categories based upon usage, are included within corporate expenses as they are not directly allocable to a specific segment.
(c)See reconciliation of the Company's net loss to Adjusted EBITDA (non-GAAP) above.
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
The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Years Ended
	June 29, 2025	June 30, 2024

	(in thousands)
Net cash provided by (used in) operating activities	$(26,363)	$94,999
Capital expenditures	(41,463)	(38,632)
Free Cash Flow	$(67,826)	$56,367
Results of Operations
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2025, 2024, and 2023, which ended on June 29, 2025, June 30, 2024, and July 2, 2023 respectively, each consisted of 52 weeks.
Net Revenues

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)
Net revenues:
E-Commerce	$1,464,445	-9.3%	$1,614,199	-7.5%	$1,744,622
Other	221,213	1.8%	217,222	-20.5%	273,231
Total net revenues	$1,685,658	-8.0%	$1,831,421	-9.2%	$2,017,853

Net revenues consist primarily of the selling price of the merchandise, service or outbound shipping charges, less discounts, returns and credits. The Company’s net revenues from international sources were not material during fiscal years 2025, 2024 and 2023.
During the fiscal year ended June 29, 2025, net revenues decreased 8.0% in comparison to the prior year, due to lower order volume across all segments, reflecting a continuation of the trend we have experienced over the past few years as discretionary income remains pressured and consumers continue to moderate their spending. In addition, the Company experienced the impact of inefficient marketing spend, as well as a highly promotional consumer environment during the holidays.
During the fiscal year ended June 30, 2024, net revenues decreased 9.2% in comparison to the prior year, due to lower order volume across all segments, as discretionary income remained pressured and consumers continued to moderate their spending. Contributing to this decline was the prudent use of advertising spend, to balance the long-term goals of the Company with strategies to improve gross margins and tightly control operating expenses during this challenging economic environment.
Disaggregated revenue by channel follows:

Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	June 29, 2025	June 30, 2024	~~%~~ Change	June 29, 2025	June 30, 2024	~~%~~ Change	June 29, 2025	June 30, 2024	~~%~~ Change	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	~~%~~ Change

	(dollars in thousands)
Net revenues
E-commerce	$768,631	$840,569	-8.6%	$-	$-	-	$695,814	$773,630	-10.1%	$-	$-	$1,464,445	$1,614,199	-9.3%
Other	8,150	9,222	-11.6%	98,707	107,802	-8.4%	115,127	100,632	14.4%	(771)	(434)	221,213	217,222	1.8%
Total net revenues	$776,781	$849,791	-8.6%	$98,707	$107,802	-8.4%	$810,941	$874,262	-7.2%	$(771)	$(434)	$1,685,658	$1,831,421	-8.0%

Other revenues detail
Retail and other	8,150	9,222	-11.6%	-	-	-	9,717	9,534	1.9%	-	-	17,867	18,756	-4.7%
Wholesale	-	-	-	40,830	42,362	-3.6%	105,410	91,098	15.7%	-	-	146,240	133,460	9.6%
BloomNet services	-	-	-	57,877	65,440	-11.6%	-	-	-	-	-	57,877	65,440	-11.6%
Corporate	-	-	-	-	-	-	-	-	-	333	796	333	796	-58.2%
Eliminations	-	-	-	-	-	-	-	-	-	(1,104)	(1,230)	(1,104)	(1,230)	10.2%
Total other revenues	$8,150	$9,222	-11.6%	$98,707	$107,802	-8.4%	$115,127	$100,632	14.4%	$(771)	$(434)	$221,213	$217,222	1.8%
Revenue by sales channel:
•E-commerce revenues (combined online and telephonic) decreased 9.3% during fiscal 2025, primarily as a result of a decline in demand across all our segments, attributable to the macro-economic conditions noted above, the impact of inefficient marketing spend, and a highly promotional consumer environment. The Company had lower order volumes (17.3 million, -8.2% vs. prior year) coupled with slightly lower average order value ($84.72, -1.1% vs prior year) as a result of product mix trending into lower price point items.
E-commerce revenues decreased 7.5% during fiscal 2024, primarily as a result of a decline in demand for “Everyday” gifts across all our segments, attributable to the macro-economic conditions noted above, which negatively impacted consumer discretionary spending, combined with planned reductions in advertising spend. Lower order volumes (18.8 million, -9.9% vs. prior year) were slightly offset by higher average order value ($85.70, +2.7% vs prior year) as a result of product mix trending into higher price point items, including bundles, and customer mix with higher income customers buying at a higher rate than lower income customers.
•Other revenues are comprised of the Company’s BloomNet segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.
Other revenues increased 1.8% during fiscal 2025 primarily due to higher wholesale volumes within the Gourmet Foods & Gift Baskets segment due to increased orders from big box retailers, which was partially offset by lower BloomNet revenues due to lower order volume through the network, including our 1-800-Flowers® brand.

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
Net revenues decreased 8.6% during fiscal 2025, due to the continued macro-economic pressure, a highly promotional consumer environment, and the impact of inefficient marketing spend.
Net revenues decreased 7.7% during fiscal 2024, due to the continued reduction of “Everyday” product demand, and weaker than anticipated Valentine’s Day and Mother’s Day demand, as consumers’ discretionary spending remained cautious in the inflationary environment, combined with planned reductions in advertising spend, as our brands focused their efforts on improving gross margin and operating spend efficiency, in the face of softening demand.
BloomNet® – revenues in this segment are derived from membership fees, as well as other product and service offerings.

Net revenues decreased 8.4% during fiscal 2025, due to lower service revenue, which was attributable to a decline in order volume processed through the network, as well as lower wholesale product sales.

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
Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David®, Wolferman’s Bakery®, Cheryl’s Cookies®, The Popcorn Factory®, 1-800-Baskets.com®/DesignPac®, Shari’s Berries®, Vital Choice®, and since July 1, 2024, Scharffen Berger®. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s Cookies brand names, as well as wholesale operations.
Net revenues decreased 7.2% during fiscal 2025, as e-commerce revenues declined 10.1% due to lower demand and the impact of inefficient marketing spend, partially offset by increased wholesale volume as big box retailers increased orders in the current year. In addition, the implementation of a new order management system for our Harry & David brand negatively impacted sales during the holiday period in fiscal 2025.

Net revenues decreased 9.4% during fiscal 2024, as e-commerce declined 7.2% due to lower consumer demand, as a result of macro-economic weakness, which significantly reduced “Everyday” occasion volumes, combined with planned reductions in advertising spend, as the brands focused their efforts on improving gross margins and operating spend efficiency in the face of softening demand. The unfavorable revenue trend was attributable to lower order volume, partially offset by favorable average order value as a result of product mix including more bundles and other higher priced offerings as higher income customers continued to buy at a higher rate. Wholesale/Retail channel revenues were unfavorable to prior year primarily due to lower order volume from big box retailers.
Gross Profit

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)

Gross profit	$652,272	-11.2%	$734,753	-3.0%	$757,526
Gross profit %	38.7%		40.1%		37.5%

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
Gross profit decreased 11.2% during fiscal 2025 due to lower revenues, as well as a decline in gross margin of 140 basis points compared with fiscal 2024 due to declines within the Consumer Floral & Gifts and the Gourmet Foods & Gift Baskets segments, partially offset by an increase in gross profit in the Company's BloomNet segment.

Gross profit decreased 3.0% during fiscal 2024 due to the lower revenues noted above, partially offset by a higher gross margin percentage, driven by favorable product mix, lower freight costs, a decline in commodity costs, and the Company’s logistics optimization efforts. Gross margins improved throughout the year ending at 40.1%; a 260-basis point improvement over fiscal 2023.
Consumer Floral & Gifts segment – Gross profit in fiscal 2025 in comparison to prior year decreased by 11.9%, due to the impact of the lower revenues noted above, as well as an unfavorable gross profit percentage primarily attributable to higher cost of merchandise and deleveraging of fixed costs resulting from lower sales volumes.

Gross profit in fiscal 2024 decreased in comparison to prior year by 4.5%, due to the unfavorable revenues noted above, partially offset by favorable gross profit percentage attributable to favorable product mix into higher margin direct fulfilled sales, favorable fulfillment costs, as well as lower inbound and outbound shipping cost.
BloomNet segment – Gross profit in fiscal 2025 from the BloomNet segment decreased in comparison to prior year by 7.9%, due to the impact of lower revenues noted above, offset in part by improved gross profit percentage driven by lower florist rebates related to lower florist-to-florist volume.

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
Gourmet Foods & Gift Baskets segment – Gross profit in fiscal 2025 decreased in comparison to prior year by 9.0%, due to the decrease in revenue noted above, as well as decreased gross profit percentage attributable to higher cost of merchandise, deleveraging of fixed costs resulting from lower sales volumes, and incremental costs associated with the implementation of a new order management system for the Harry & David brand.

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
Marketing and sales expense

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)

Marketing and sales	$480,439	-0.9%	$485,016	-3.2%	$500,840
Percentage of net revenues	28.5%		26.5%		24.8%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling, and merchandising activities.
Marketing and sales expense decreased 0.9% during fiscal 2025, essentially in-line with the prior year. Marketing and sales expenses as a percentage of revenues increased over the prior year due to increased advertising costs needed to support sales due to a competitive environment.
Marketing and sales expense decreased 3.2% during fiscal 2024 due to lower variable portal expenses and labor efficiencies, which was partially offset by higher general advertising expenses, as the brands reallocated dollars from less effective bottom of the funnel advertising to other areas to generate additional revenue in a challenging and competitive environment.
Technology and development expense

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)

Technology and development	$62,279	3.4%	$60,235	-0.8%	$60,691
Percentage of net revenues	3.7%		3.3%		3.0%
Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.
Technology and development expense increased by 3.4% during fiscal 2025, primarily due to higher development and consulting costs for the Company's technology platform enhancements, including incremental costs relating to the implementation of a new customer service platform and order management system.

Technology and development expense decreased by 0.8% during fiscal 2024, primarily due to reduced labor and consulting costs, offset in part by increased maintenance and support for the Company's technology platform.
During the fiscal years 2025, 2024 and 2023, the Company expended $93.0 million, $86.8 million and $85.8 million, respectively, on technology and development, of which $30.7 million, $26.6 million and $25.1 million, respectively, has been capitalized.
General and administrative expense

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)

General and administrative	$116,926	-1.0%	$118,060	4.7%	$112,747
Percentage of net revenues	6.9%		6.4%		5.6%
General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.
General and administrative expense decreased 1.0% during fiscal 2025, primarily due to lower labor costs and changes in the value of the Company’s NQDC investments - refer to equal offset in “Other expense (income), net”. This was partially offset by higher insurance costs.

General and administrative expense increased 4.7% during fiscal 2024, primarily due to higher labor costs attributable to a change in the value of the Company’s NQDC Plan investments - refer to equal offset in “Other expense (income), net”, as well as severance costs related to an enterprise reduction in workforce. This was partially offset by lower professional fees related to litigation and acquisition costs, and lower bad debts expense primarily related to reserves for certain big box retailers and florists taken in fiscal 2023.
Depreciation and amortization

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)

Depreciation and amortization	$53,618	-0.2%	$53,752	0.1%	$53,673
Percentage of net revenues	3.2%		2.9%		2.7%

Depreciation and amortization expense for fiscals 2025 and 2024 were in-line with the prior year periods.
Goodwill and intangible impairment

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)
Goodwill and intangible impairment	$143,823	627.8%	$19,762	-69.4%	$64,586

In fiscal 2025, the Company recorded a non-cash goodwill and intangible impairment charge of $143.8 million, comprised of $119.0 million related to goodwill for its Consumer Floral & Gifts segment and $24.8 million attributable to the Personalization Mall tradename.
During fiscal 2024, the Company recorded a non-cash impairment charge of $19.8 million related to its Personalization Mall tradename, due to a decline in the actual and projected revenue, combined with a higher discount rate resulting from the higher interest rate environment.
During fiscal 2023, the Company recorded a non-cash impairment charge of $64.6 million related to its Gourmet Foods & Gift Baskets reporting unit. The Company fully impaired the related goodwill and partially impaired certain tradenames within the reporting unit.
See Note 7 - Goodwill and Other Intangibles, Net in Part IV, Item 15 for additional information.
Interest Income

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)
Interest income	$(3,380)	-49.4%	$(6,680)	115.2%	$(3,104)
Interest income consists of income earned on the Company’s available cash balances.
Interest income decreased 49.4% during fiscal 2025, due to a decline in interest earned on lower available cash balances, as well as lower interest rates.
Interest income in fiscal 2024 increased 115.2% from fiscal 2023 due to an increase in interest earned attributable to higher available cash balances, as well as higher interest rates.

Interest Expense

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)
Interest expense	$15,438	-10.8%	$17,303	23.2%	$14,050
Interest expense consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facilities (See Note 10 - Long-Term Debt, Net in Part IV, Item 15 for details).
Interest expense decreased 10.8% during fiscal 2025, due to a lower outstanding term loan balance, as well as lower interest rates.
Interest expense increased 23.2% in fiscal 2024 from fiscal 2023 due to higher interest rates partially offset by lower borrowings during the year.
Other expense (income), net

	Years Ended
	June 29, 2025	% Change	June 30, 2024	% Change	July 2, 2023

	(dollars in thousands)
Other expense (income), net	$(3,514)	-48.3%	$(6,793)	-943.9%	$805
Other expense, net during fiscal 2025 and fiscal 2024 consisted primarily of the gain on the Company's NQDC Plan investments (for which the offsetting expense was recorded in the general and administrative expense line item).
Income Taxes
The Company recorded an income tax benefit of $13.4 million during fiscal 2025, an income tax expense of $0.2 million in fiscal 2024, and an income tax benefit of $2.1 million in fiscal 2023, resulting in an effective tax rate of 6.3%, (3.4%) and 4.4%, respectively. The Company’s effective tax rate for fiscal 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to establishing a valuation allowance on certain federal and state deferred tax assets (including charitable contribution carryforwards) and the permanent portion of goodwill impairment charges. The Company’s effective tax rate for fiscal 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state taxes, increases in valuation allowances, and tax shortfalls related to stock-based compensation, partially offset by enhanced deductions and various tax credits. The Company’s effective tax rate for fiscal 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of the non-deductible portion of the Company’s impairment charge, as well as state income taxes and non-deductible expenses for executive compensation, tax shortfalls related to stock-based compensation, partially offset by enhanced deductions and various tax credits.
At June 29, 2025, the Company had $22.0 million of indefinite lived federal net operating losses, $110.4 million of state net operating loss carryforwards, some of which will begin to expire in fiscal 2026 to the extent not utilized and $5.4 million of foreign net operating loss carryforward which will begin to expire in fiscal 2034 if not utilized. At June 29, 2025, the Company’s federal charitable contribution carryforwards were $21.9 million, which will begin to expire in fiscal 2027 if not utilized. At June 29, 2025, the Company’s research and development and work opportunity credit carryforwards were $0.6 million and $0.1 million, respectively, which will both begin to expire in fiscal 2045 if not utilized.

Liquidity and Capital Resources
Liquidity and borrowings
The Company’s principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 10 - Long-Term Debt, Net in Part IV, Item 15 for details). At June 29, 2025, the Company had working capital of $61.3 million, including cash and cash equivalents of $46.5 million, compared to net working capital of $157.9 million, including cash and cash equivalents of $159.4 million at June 30, 2024.
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
During the first two quarters of fiscal 2025, the Company borrowed under its revolving credit facility in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $110.0 million in November 2024. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the revolving credit facility in December 2024. The Company had no amounts outstanding under the revolving credit facility as of June 29, 2025. In addition, during fiscal 2025, the Company made payments of $30.0 million on its Term Loan, which included a $25.0 million voluntary prepayment.
Based on our year-end cash balances, combined with projected cash flows, the Company expects to borrow under its revolving credit facility to fund pre-holiday manufacturing and inventory purchases during the first quarter of fiscal 2026. The Company expects to be able to repay all working capital borrowings prior to the end of the second quarter of fiscal 2026.
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
Cash Flows
Net cash used for operating activities of $26.4 million for fiscal 2025 was primarily attributable to uses of cash for working capital purposes, comprised of decreases in accounts payable and accrued expenses and increases in trade receivables and prepaid and other.
Net cash used in investing activities of $44.5 million was attributable to capital expenditures primarily related to the Company's technology and automation initiatives, and the acquisition of Scharffen Berger as noted above.

Net cash used in financing activities of $42.1 million related primarily to net repayment of bank borrowings of $30.0 million, which included a $25.0 million voluntary prepayment on the Company's term loan, and the acquisition of treasury stock of $10.2 million.
Free Cash Flow
Free cash flow was a negative $67.8 million for fiscal 2025, compared with free cash flow of positive $56.4 million for fiscal 2024, a decrease of $124.2 million primarily driven by a decrease in cash flows from operations, driven by lower net income, adjusted for non-cash items, as well as timing of changes in working capital. Refer to "Definitions of non-GAAP financial measures" for reconciliation of non-GAAP results to applicable GAAP results.

Stock Repurchase Program
See Item 5 in Part II for details.
Contractual Obligations
At June 29, 2025, the Company’s contractual obligations consist of:

•Long-term debt obligations – payments due under the Company’s credit agreement (See Note 10 – Long-Term Debt, Net in Item 15 for details).
•Operating lease obligations – payments due under the Company’s long-term operating leases (See Note 8 – Leases in Item 15 for details).
•Purchase commitments – consisting primarily of inventory and IT-related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Purchase commitments	$133,686	$11,818	$5,492	$3,801	$88	$-	$154,885
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements of 1-800-FLOWERS.COM, Inc., which have been prepared in accordance with U.S. generally accepted accounting principles. Our accounting policies are more fully described in Note 2 of the financial statements. As disclosed in Note 2, the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We consider accounting estimates to be critical if both: (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Our critical accounting policies and estimates are the same and relate to goodwill and other intangible assets. Management of the Company has discussed the selection of critical accounting estimates and the effect of estimates with the audit committee of the Company’s Board of Directors.
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
In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.
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
During fiscal 2025, the Company recorded a non-cash goodwill impairment charge of $119.0 million related to the Company’s Consumer Floral & Gifts reporting unit. The goodwill was written down to its respective fair value resulting in zero excess fair value over carrying amount as of the impairment test date, resulting in a risk of future impairments if any assumptions (including changes in segments), estimates, or market factors change in the future. The carrying value of the Company’s Consumer Floral & Gifts reporting unit as of June 29, 2025, is $34.6 million.

See Note 7 – Goodwill and Other Intangibles, Net in Part IV, Item 15, for further information.
Other Intangibles, net
Other intangibles consist of definite-lived intangible assets (such as investment in licenses, customer lists, and others) and indefinite-lived intangible assets (such as acquired tradenames and trademarks). The cost of definite-lived intangible assets is amortized to reflect the pattern of economic benefits consumed, over the estimated periods benefited, ranging from 3 to 16 years, while indefinite-lived intangible assets are not amortized.
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
The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited, to economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If, after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows, including the perpetual growth rate, as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.
During fiscal 2025, the Company recorded a non-cash impairment charge of $24.8 million related to the Company’s Personalization Mall tradename. The indefinite-lived intangible was written down to its respective fair value resulting in zero excess fair value over carrying amount as of the impairment test date, resulting in a risk of future impairments if any assumptions, estimates, or market factors change in the future. The carrying value of the Company’s Personalization Mall tradename as of June 29, 2025, is $21.2 million.

See Note 7 – Goodwill and Other Intangibles, Net, in Part IV, Item 15, for further information.

Recently Issued Accounting Pronouncements
See Note 2 in Part IV, Item 15 for details regarding the impact of accounting standards that were recently issued on our consolidated financial statements.
Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from the effect of interest rate changes, which relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facilities bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $1.0 million during the fiscal year ended June 29, 2025.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 29, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2025.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effectuated by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made in accordance with authorization of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 29, 2025.
The Company’s independent registered public accounting firm, BDO USA, P.C., audited the effectiveness of the Company’s internal control over financial reporting as of June 29, 2025. BDO USA, P.C.’s report on the effectiveness of the Company’s internal control over financial reporting as of June 29, 2025 is set forth below.
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
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 29, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
1-800-FLOWERS.COM, Inc.
Jericho, NY

Opinion on Internal Control over Financial Reporting
We have audited 1-800-FLOWERS.COM, Inc.’s (the “Company’s”) internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 29, 2025 and June 30, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 29, 2025, and the related notes and schedule listed in the accompanying index and our report dated September 5, 2025, expressed an unqualified opinion thereon.
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
/s/ BDO USA, P.C.
Melville, New York
September 5, 2025

Item 9B.    OTHER INFORMATION
Rule 10b5-1 Plans
During the three months ended June 29, 2025, none of the directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.
The Company maintains a Code of Business Conduct and Ethics, which is applicable to all directors, officers, and employees on the Investor Relations-Corporate Governance tab of the Company’s investor relations website (investor.1800flowers.com), which is also accessible through a link at the bottom of the main Company page at www.1800flowers.com. Any amendment or waiver to the Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K to the extent required by applicable law or the regulations of any exchange applicable to the Company. A copy of the Code of Business Conduct and Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., Two Jericho Plaza, Suite 200, Jericho, New York 11753.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Melville, NY; PCAOB ID#243)	F-1
Consolidated Balance Sheets as of June 29, 2025 and June 30, 2024	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 29, 2025, June 30, 2024 and July 2, 2023	F-4
Consolidated Statements of Stockholders’ Equity for the years ended June 29, 2025, June 30, 2024 and July 2, 2023	F-5
Consolidated Statements of Cash Flows for the years ended June 29, 2025, June 30, 2024 and July 2, 2023	F-6
Notes to Consolidated Financial Statements	F-7

(a) (2) Index to Financial Statement Schedule:

Schedule II- Valuation and Qualifying Accounts	F-33
All other information and financial statement schedules are omitted because they are not applicable, or required, or because the required information is included in the consolidated financial statements or notes thereto.
(a) (3) Index to Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the reference in parentheses. All other exhibits are filed herewith. Exhibits 10.1, 10.2, 10.3, 10.4. 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.14, 10.15, 10.16, 10.17, and 10.20 are management contracts or compensatory plans or arrangements.

Exhibit	Description

*2.1
Equity Purchase Agreement dated as of February 14, 2020, by an among 1-800-Flowers.com, Inc., 800-Flowers, Inc. PersonalizationMall.com, LLC, and Bed Bath & Beyond Inc. (Current Report on Form 8-K filed on February 18, 2020, Exhibit 2.1)

*3.1	Third Amended and Restated Certificate of Incorporation. (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 3.1)
*3.2	Amendment No. 1 to Third Amended and Restated Certificate of Incorporation. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 22, 1999, Exhibit 3.2)
*3.3	Amendment No. 2 to Third Amended and Restated Certificate of Incorporation. (Current Report on Form 8-K filed on December 15, 2016, Exhibit 3.1)
*3.4	Second Amended and Restated By-laws. (Current Report on Form 8-K filed on April 29, 2019, Exhibit 3.2)
*4.1	Specimen Class A common stock certificate. (Registration Statement on Form S-1/A (No. 333-78985) filed on July 9, 1999, Exhibit 4.1)
*4.2	Description of Securities. (Annual Report on Form 10-K filed on September 13, 2019, Exhibit 4.2)
*10.1	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and James F. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.1)
*10.2	Employment Agreement made October 4, 2016, effective as of July 4, 2016, between 1-800-Flowers.com, Inc. and Christopher G. McCann (Current report on form 8-K filed on October 6, 2016, Exhibit 10.2)
*10.3	Section 16 Executive Officer’s Bonus Plan (as amended and restated as of September 14, 2016) (Quarterly Report on Form 10-Q filed on February 10, 2017, Exhibit 10.2)

*10.4	Nonqualified Supplemental Deferred Compensation Plan dated December 21, 2010 (Quarterly Report on Form 10-Q filed on November 14, 2016, Exhibit 10.24)
*10.5	2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 15, 2020, and amended as of October 3, 2023) (Proxy Statement on Form 14(a) filed on October 30, 2023, Annex A).
*10.6	Form of Restricted Share Agreement under 2003 Long Term Incentive and Share Award Plan. (Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed on September 12, 2008, Exhibit 10.15)
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
*10.18
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

*10.19
Second Amendment, dated as of May 8, 2025, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent, to that certain Third Amended and Restated Credit Agreement, dated as of June 27, 2023 (Current Report on Form 8-K filed on May 6, 2025, Exhibit 10.1).

*10.20	Offer Letter dated May 7, 2025, between Adolfo Villagomez and 1-800-FLOWERS.COM, Inc. (Current Report on Form 8-K filed on May 8, 2025, Exhibit 10.2).
*19.1	Policy on the Prevention of Insider Trading for 1-800-FLOWERS.COM, Inc (Annual Report on Form 10-K filed on September 6, 2024, Exhibit 19.1).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	1-800-FLOWERS.COM, Inc. Clawback Policy (Annual Report on Form 10-K filed on September 6, 2024, Exhibit 97.1).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 5, 2025	1-800-FLOWERS.COM, Inc.

By: /s/ Adolfo Villagomez
Adolfo Villagomez
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 5, 2025	By: /s/ Adolfo Villagomez Adolfo Villagomez Chief Executive Officer (Principal Executive Officer)

Dated: September 5, 2025	By: /s/ James Langrock James Langrock Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Dated: September 5, 2025	By: /s/ Priscilla Kasenchak Priscilla Kasenchak Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Dated: September 5, 2025	By: /s/ James F. McCann James F. McCann Executive Chairman

Dated: September 5, 2025	By: /s/ Christopher G. McCann Christopher G. McCann Director

Dated: September 5, 2025	By: /s/ Celia R. Brown Celia R. Brown Director

Dated: September 5, 2025	By: /s/ James A. Cannavino James A. Cannavino Director

Dated: September 5, 2025	By: /s/ Dina M. Colombo Dina Colombo Director

Dated: September 5, 2025	By: /s/ Eugene F. DeMark Eugene F. DeMark Director

Dated: September 5, 2025	By: /s/ Leonard J. Elmore Leonard J. Elmore Director

Dated: September 5, 2025	By: /s/ Adam Hanft Adam Hanft Director

Dated: September 5, 2025	By: /s/ Stephanie Redish Hofmann Stephanie Redish Hofmann Director

Dated: September 5, 2025	By: /s/ Shelton Palmer Shelton Palmer Director

Dated: September 5, 2025	By: /s/ Christina Shim Christina Shim Director

Dated: September 5, 2025	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
1-800-FLOWERS.COM, Inc.
Jericho, NY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. (the “Company”) as of June 29, 2025 and June 30, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 29, 2025, and the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2025 and June 30, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 29, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 5, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Indefinite-lived Intangible Asset – Personalization Mall Tradename
As described in Note 2 and Note 7 to the consolidated financial statements, the Company’s consolidated balance for trademarks with indefinite lives was $86.7 million as of June 29, 2025. During its quarterly assessment in the third quarter of fiscal year 2025, the Company determined that an impairment assessment was required for its Personalization Mall tradename. The Company’s impairment test for its Personalization Mall tradename encompassed calculating the fair value of the asset and comparing that result to its carrying value. To determine the fair value, the Company used an income approach, the relief-from-royalty method. This quarterly assessment resulted in the Company recording a non-cash impairment charge of $24.8 million.
We identified the perpetual growth rate, discount rate, and royalty rate included in the relief-from-royalty method for the valuation of the Personalization Mall tradename during the third quarter of fiscal year 2025 as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine the perpetual growth rate, discount rate and royalty rate. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.
The primary procedure we performed to address this critical audit matter included:
• Utilizing personnel with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of the perpetual growth rate, discount rate, and royalty rate.
Valuation of Goodwill related to the Consumer Floral & Gifts Reporting Unit
As described in Note 2 and Note 7 to the consolidated financial statements, the Company’s consolidated balance for Goodwill was $37.6 million as of June 29, 2025. For fiscal year 2025, the Company’s goodwill impairment assessment resulted in the recording of a non-cash impairment charge of $119.0 million to reduce the recorded carrying value of the Consumer Floral & Gifts reporting unit. The Company’s impairment test for its Consumer Floral & Gifts reporting unit encompassed calculating the fair value of the reporting unit and comparing that result to its carrying value. The Company estimated the fair value of the reporting unit using an equal weighting of the income approach and market approach.
We identified the forecasted revenues, perpetual growth rate, and discount rate included in the valuation of the Consumer Floral & Gifts reporting unit during the fiscal year 2025 as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine the forecasted revenues, perpetual growth rate, and discount rate. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of the perpetual growth rate and the discount rate.
•Evaluating the reasonableness of forecasted revenues by: (i) comparing the actual results for the historical years to the forecasted revenues, (ii) considering whether any contradictory evidence existed by reviewing industry trends, and (iii) benchmarking revenue growth rates for the public guideline companies that management used for its assessment.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2014.
Melville, NY
September 5, 2025

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 29, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$46,502	$159,437
Trade receivables, less allowances for credit losses of $2,440 and $2,757, respectively	21,693	18,024
Inventories	177,127	176,591
Prepaid and other	37,405	31,680
Total current assets	282,727	385,732

Property, plant and equipment, net	215,596	223,789
Operating lease right-of-use assets	107,476	113,926
Goodwill	37,625	156,537
Trademarks with indefinite lives	86,673	111,473
Other intangibles, net	2,691	4,743
Other assets	39,829	36,448
Total assets	$772,617	$1,032,648

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,581	$80,005
Accrued expenses	109,887	121,303
Current maturities of long-term debt	21,000	10,000
Current portion of long-term operating lease liabilities	15,918	16,511
Total current liabilities	221,386	227,819

Long-term debt, net	134,764	177,113
Long-term operating lease liabilities	99,644	105,866
Deferred tax liabilities, net	6,679	19,402
Other liabilities	41,862	36,106
Total liabilities	504,335	566,306

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 59,470,528 and 58,792,695 shares issued in 2025 and 2024, respectively	594	588
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued in 2025 and 2024	323	323
Additional paid-in capital	411,280	399,165
Retained earnings	64,985	264,978
Accumulated other comprehensive loss	(140)	(127)
Treasury stock, at cost, 22,919,849 and 21,645,290 Class A shares in 2025 and 2024, respectively, and 5,280,000 Class B shares in 2025 and 2024	(208,760)	(198,585)
Total stockholders’ equity	268,282	466,342
Total liabilities and stockholders’ equity	$772,617	$1,032,648
See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

Net revenues	$1,685,658	$1,831,421	$2,017,853
Cost of revenues (excludes depreciation and amortization)	1,033,386	1,096,668	1,260,327
Gross profit	652,272	734,753	757,526
Operating expenses:
Marketing and sales	480,439	485,016	500,840
Technology and development	62,279	60,235	60,691
General and administrative	116,926	118,060	112,747
Depreciation and amortization	53,618	53,752	53,673
Goodwill impairment	119,023	—	62,287
Intangible impairment	24,800	19,762	2,299
Total operating expenses	857,085	736,825	792,537
Operating loss	(204,813)	(2,072)	(35,011)
Interest income	(3,380)	(6,680)	(3,104)
Interest expense	15,438	17,303	14,050
Other expense (income), net	(3,514)	(6,793)	805
Loss before income taxes	(213,357)	(5,902)	(46,762)
Income tax (benefit) expense	(13,364)	203	(2,060)
Net loss	(199,993)	(6,105)	(44,702)
Other comprehensive (loss) income - currency translation	(13)	43	41
Comprehensive loss	$(200,006)	$(6,062)	$(44,661)

Basic net loss per common share	$(3.13)	$(0.09)	$(0.69)

Diluted net loss per common share	$(3.13)	$(0.09)	$(0.69)

Weighted average shares used in the calculation of net loss per common share:
Basic	63,807	64,586	64,688
Diluted	63,807	64,586	64,688
See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended June 29, 2025, June 30, 2024, and July 2, 2023
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at July 3, 2022	57,706,389	$577	32,529,614	$325	$379,885	$315,785	$(211)	25,698,396	$(186,952)	$509,409

Net loss	-	-	-	-	-	(44,702)	-	-	-	(44,702)
Translation adjustment	-	-	-	-	-	-	41	-	-	41
Stock-based compensation	385,965	4	-	-	8,330	-	-	-	-	8,334
Conversion of Class B stock into Class A stock	181,393	2	(181,393)	(2)	-	-	-	-	-	-
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	147,479	(1,239)	(1,239)
Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843

Net loss	-	-	-	-	-	(6,105)	-	-	-	(6,105)
Translation adjustment	-	-	-	-	-	-	43	-	-	43
Stock-based compensation	480,708	5	-	-	10,683	-	-	-	-	10,688
Exercise of stock options	38,240	-	-	-	329	-	-	-	-	329
Acquisition of Class A treasury stock	-	-	-	-	(62)	-	-	1,079,415	(10,394)	(10,456)
Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342

Net loss	-	-	-	-	-	(199,993)	-	-	-	(199,993)
Translation adjustment	-	-	-	-	-	-	(13)	-	-	(13)
Stock-based compensation	645,090	6	-	-	11,885	-	-	-	-	11,891
Exercise of stock options	32,743	-	-	-	281	-	-	-	-	281
Acquisition of Class A treasury stock	-	-	-	-	(51)	-	-	1,274,559	(10,175)	(10,226)
Balance at June 29, 2025	59,470,528	$594	32,348,221	$323	$411,280	$64,985	$(140)	28,199,849	$(208,760)	$268,282
See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

Operating activities:
Net loss	$(199,993)	$(6,105)	$(44,702)
Reconciliation of net loss to net cash (used in) provided by operating activities, net of acquisitions:
Goodwill and intangible impairment	143,823	19,762	64,586
Depreciation and amortization	53,618	53,752	53,673
Amortization of deferred financing costs	866	724	1,834
Deferred income taxes	(12,723)	(11,732)	(4,608)
Bad debt expense	674	251	3,991
Stock-based compensation	11,891	10,688	8,334
Other non-cash items	2,013	310	95
Changes in operating items, net of acquisitions:
Trade receivables	(4,284)	2,143	(597)
Inventories	756	14,572	57,591
Prepaid and other	(5,682)	2,913	12,554
Accounts payable and accrued expenses	(16,997)	6,404	(38,623)
Other assets and other liabilities	(325)	1,317	1,223
Net cash (used in) provided by operating activities	(26,363)	94,999	115,351

Investing activities:
Acquisitions, net of cash acquired	(3,000)	(3,672)	(6,151)
Capital expenditures	(41,463)	(38,632)	(44,646)
Purchase of equity investments	-	-	(32)
Net cash used in investing activities	(44,463)	(42,304)	(50,829)

Financing activities:
Acquisition of treasury stock	(10,175)	(10,394)	(1,239)
Proceeds from exercise of employee stock options	281	329	-
Proceeds from bank borrowings	110,000	82,000	395,900
Repayment of bank borrowings	(140,000)	(92,000)	(360,900)
Debt issuance costs	(2,215)	-	(2,941)
Net cash (used in) provided by financing activities	(42,109)	(20,065)	30,820

Net change in cash and cash equivalents	(112,935)	32,630	95,342
Cash and cash equivalents:
Beginning of year	159,437	126,807	31,465
End of year	$46,502	$159,437	$126,807
Supplemental Cash Flow Information:
-Interest paid amounted to $14.4 million, $16.3 million, and $12.8 million for the years ended June 29, 2025, June 30, 2024, and July 2, 2023, respectively.
-The Company paid income taxes of approximately $1.6 million and $8.0 million, net of tax refunds, for the years ended June 29, 2025 and June 30, 2024, respectively, and received refunds of approximately $8.8 million, net of tax payments, for the year ended July 2, 2023.
See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business
1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the "Company") is a leading provider of gifts designed to help inspire customers to share more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco℠, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; Alice’s Table®, a lifestyle business offering fully digital on demand floral, culinary and other experiences to guests across the country; and Card Isle®, an e-commerce greeting card service.
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of 1800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net revenues from international sources were not material during fiscal years 2025, 2024 and 2023.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2025, 2024, and 2023, which ended on June 29, 2025, June 30, 2024, and July 2, 2023, respectively, each consisted of 52 weeks.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the estimated useful lives or the initial lease terms. The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. Orchards in production, consisting of direct labor and materials, supervision and other items, are capitalized as part of capital projects in progress until the orchards produce fruit in commercial quantities, at which time they are reclassified to orchards in production. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively.

The Company’s property, plant and equipment are depreciated using the following estimated lives:

Building and building improvements (years)	10 - 40
Leasehold improvements (years)	3 - 10
Furniture, fixtures and production equipment (years)	3 - 20
Software (years)	3 - 5
Computer and telecommunication equipment (years)	3 - 5
Orchards in production and land improvements (years)	15 - 45
Property, plant and equipment are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination, with the carrying value of the Company’s goodwill allocated to its reporting unit, in accordance with the acquisition method of accounting. Goodwill is not amortized, but it is subject to an annual assessment for impairment, which the Company performs during the fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist. The Company tests goodwill for impairment at the reporting unit level. The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.
In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.
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
The Company generally estimates the fair value of a reporting unit using an equal weighting of the income and market approaches. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Under the income approach, the Company uses a discounted cash flow methodology, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciles the aggregate fair values of its reporting units determined in the first step (as described above) to its current market capitalization.
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
As part of its annual impairment testing date during the fourth quarter of fiscal 2023, the Company completed a step 0 analysis of its Consumer Floral & Gifts reporting unit, the only reporting unit with goodwill at the time, and concluded that it was not "more likely than not" that the fair value of its reporting unit was less than its carrying value.

As of its annual impairment testing date during the fourth quarter of fiscal 2024, the Company completed a step 0 analysis of its Consumer Floral & Gifts and BloomNet reporting units, the only reporting units with goodwill at the time, and concluded that it was not "more likely than not" that the fair values of its reporting units were less than their carrying values.
During its quarterly assessment in the third quarter of fiscal 2025, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed a Step 1 analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of March 30, 2025, and partially impaired the related goodwill, and Personalization Mall tradename within the reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.
As of its annual impairment testing date during the fourth quarter of fiscal 2025, the Company completed a step 0 analysis of its Consumer Floral & Gifts, BloomNet, and Gourmet Foods & Gift Baskets reporting units and concluded that it was not "more likely than not" that the fair values of its reporting units were less than their carrying values.
See Note 7 – Goodwill and Other Intangibles, Net for further information.
Other Intangibles, net
Other intangibles consist of definite-lived intangible assets (such as investment in licenses, customer lists, and others) and indefinite-lived intangible assets (such as acquired tradenames and trademarks). The cost of definite-lived intangible assets is amortized to reflect the pattern of economic benefits consumed, over the estimated periods benefited, ranging from 3 to 16 years, while indefinite-lived intangible assets are not amortized.
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
The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If, after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows, including the perpetual growth rate, as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.
As noted in the Goodwill section above, during the third quarter of fiscal 2023, the Company concluded that a triggering event had occurred within its Gourmet Foods & Gift Baskets reporting unit and, as such, performed an impairment test of the indefinite-lived intangibles, which resulted in a partial impairment of certain tradenames within the reporting unit.
During the fourth quarter of fiscal 2023, the Company performed a Step 0 analysis and determined that it was not “more likely than not” that the fair values of its indefinite-lived intangibles were less than their carrying amounts.
During its quarterly assessment in the second quarter of fiscal 2024, as a result of a decline in the actual and projected revenue for the Company’s Personalization Mall tradename (an indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in a partial impairment of this tradename.

During the fourth quarter of fiscal 2024, the Company performed a Step 0 analysis for its indefinite-lived intangible assets, excluding its Personalization Mall tradename, and determined that it was not “more likely than not” that the fair values of its indefinite-lived intangibles were less than their carrying amounts. For the Company's Personalization Mall tradename, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangible asset exceeded its respective carrying amount.
As noted in the Goodwill section above, during the third quarter of fiscal 2025, the Company concluded that a triggering event had occurred within its Consumer Floral & Gifts reporting unit and, as such, performed an impairment test of the indefinite-lived intangibles, which resulted in a partial impairment of the Personalization Mall tradename within the reporting unit.
During the fourth quarter of fiscal 2025, the Company performed a Step 0 analysis for its indefinite-lived intangible assets, and determined that it was not “more likely than not” that the fair values of its indefinite-lived intangibles were less than their carrying amounts.
See Note 7 – Goodwill and Other Intangibles, Net for further information.
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
Deferred Catalog Costs
The Company capitalizes the costs of producing and distributing its catalogs and expenses them upon mailing. Included within prepaid and other current assets were $2.1 million and $1.5 million at June 29, 2025 and June 30, 2024, respectively, relating to prepaid catalog expenses.
Investments
Equity investments without a readily determinable fair value
Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.4 million as of June 29, 2025 and $2.4 million as of June 30, 2024.
Equity investments with a readily determinable fair value
The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 11 - Fair Value Measurements).

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions, although bank deposits, at times, may exceed federally insured limits. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances for credit losses relating to consumer, corporate and franchise accounts receivable ($2.4 million at June 29, 2025 and $2.8 million at June 30, 2024) have been recorded based upon previous experience and management’s evaluation.
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
A description of our principal revenue generating activities is as follows:
-E-commerce revenues - consumer products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment.
-Retail revenues - consumer products sold through our retail stores. Revenue is recognized when control of the goods is transferred to the customer at the point of sale, at which time payment is received.
-Wholesale revenues - products sold to our wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms are typically 30 days from the date control over the product is transferred to the customer.
-BloomNet services - membership fees as well as other service offerings to florists. Membership and other subscription-based fees are recognized monthly as earned. Services revenues related to orders sent through the floral network are variable, based on either the number of orders or the value of orders, and are recognized in the period in which the orders are delivered. The contracts within BloomNet services are typically month-to-month and, as a result, no consideration allocation is necessary across multiple reporting periods. Payment is typically due less than 30 days from the date the services were performed.
See Note 17 - Business Segments for additional information on disaggregated revenue.
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
Our total deferred revenue, included in "Accrued expenses" on our consolidated balance sheets, as of July 3, 2022, was $33.7 million, of which $33.1 million was recognized during the year ended July 2, 2023. Our total deferred revenue, as of July 2, 2023, was $30.8 million, of which $30.2 million was recognized during the year ended June 30, 2024. Our total deferred revenue as of June 30, 2024 was $25.0 million of which, $24.4 million was recognized as revenue during the year ended June 29, 2025. The deferred revenue balance as of June 29, 2025 was $23.7 million.
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
The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense (including general advertising, catalog costs, and online portal and search expenses) was $286.4 million, $283.6 million and $291.9 million for the years ended June 29, 2025, June 30, 2024, and July 2, 2023, respectively.
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
Derivatives and Hedging
The Company does not enter into derivative transactions for trading purposes, but rather, on occasion, to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at June 29, 2025 and June 30, 2024.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing the net income during the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income during the period by the sum of the weighted-average number of common shares outstanding during the period and the potential dilutive common shares (consisting of employee stock options and unvested restricted stock awards). Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and excludes the dilutive potential common shares (consisting of unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the years ended June 29, 2025, June 30, 2024, and July 2, 2023, there is no dilutive impact to the net loss per share calculation.
Recently Issued Accounting Pronouncements - Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses, includes enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard in the fourth quarter of fiscal 2025. See Note 17 - Business Segments for the additional disclosures required per this standard.

Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires enhanced disclosures about a business entity's expenses, includes enhanced interim disclosure requirements, and requires additional disclosure about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

Note 3 – Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss:

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

	(in thousands, except per share data)
Numerator:
Net loss	$(199,993)	$(6,105)	$(44,702)

Denominator:
Weighted average shares outstanding	63,807	64,586	64,688

Adjusted weighted-average shares and assumed conversions	63,807	64,586	64,688

Net loss per common share:
Basic	$(3.13)	$(0.09)	$(0.69)
Diluted	$(3.13)	$(0.09)	$(0.69)
Due to our net loss for the fiscal years ended June 29, 2025, June 30, 2024, and July 2, 2023, all common stock equivalents including stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computation. See Note 14 - Stock Based Compensation for further information on outstanding stock options and non-vested restricted stock.
Note 4. Acquisitions
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

Scharffen Berger annual revenues and results of operations, based on its most recently available financial information, are deemed immaterial to the Company's consolidated financial statements and, as such, pro forma results of operations have not been presented.
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
Card Isle annual revenues and results of operations, based on its most recently available financial information, are deemed immaterial to the Company's consolidated financial statements and, as such, pro forma results of operations have not been presented.

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
Note 5. Inventory
The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	June 29, 2025	June 30, 2024

	(in thousands)

Finished goods	$99,703	$94,590
Work-in-process	19,256	25,849
Raw materials	58,168	56,152
Total inventory	$177,127	$176,591
Note 6. Property, Plant and Equipment, Net

	June 29, 2025	June 30, 2024

	(in thousands)

Land	$33,811	$33,827
Orchards in production and land improvements	21,539	20,604
Building and building improvements	70,479	69,089
Leasehold improvements	31,866	31,289
Production equipment	135,213	131,664
Furniture and fixtures	9,517	9,325
Computer and telecommunication equipment	41,378	42,159
Software	208,960	176,160
Capital projects in progress	13,313	23,172
Property, plant and equipment, gross	566,076	537,289
Accumulated depreciation and amortization	(350,480)	(313,500)
Property, plant and equipment, net	$215,596	$223,789

Depreciation expense for the years ended June 29, 2025, June 30, 2024, and July 2, 2023 was $51.6 million, $49.3 million, and $49.5 million, respectively.
Note 7. Goodwill and Other Intangibles, Net
The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total

	(in thousands)

Balance at July 2, 2023 (a)	$153,376	$-	$-	$153,376
Measurement period adjustment for Things Remembered	201	-	-	201
Acquisition of Card Isle	-	2,960	-	2,960
Balance at June 30, 2024 (a)	$153,577	$2,960	$-	$156,537
Acquisition of Scharffen Berger	-	-	111	111
Impairment	(119,023)	-	-	(119,023)
Balance at June 29, 2025 (b)	$34,554	$2,960	$111	$37,625
(a) The total carrying value of goodwill is reflected net of $133.4 million of accumulated impairment charges related to the Gourmet Foods & Gift Baskets reporting unit.
(b) The total carrying value of goodwill is reflected net of $252.4 million of accumulated impairment charges, of which $119.0 million is related to the Consumer Floral & Gifts reporting unit and $133.4 million is related to the Gourmet Foods & Gift Baskets reporting unit.
The Company’s other intangible assets, net consist of the following:

		June 29, 2025			June 30, 2024
	Amortization Period (1)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in years)	(in thousands)
Intangible assets with determinable lives

Investment in licenses	14 - 16	$7,420	$6,780	$640	$7,420	$6,674	$746
Customer lists	3 - 10	29,647	27,818	1,829	29,647	25,932	3,715
Other	5 - 14	2,946	2,724	222	2,946	2,664	282
Total intangible assets with determinable lives		40,013	37,322	2,691	40,013	35,270	4,743

Trademarks with indefinite lives		86,673	-	86,673	111,473	-	111,473

Total identifiable intangible assets		$126,686	$37,322	$89,364	$151,486	$35,270	$116,216

(1)The amortization of intangible assets for the years ended June 29, 2025, June 30, 2024 and July 2, 2023 was $2.0 million, $4.4 million and $4.2 million, respectively. Future estimated amortization expense is as follows: 2026 - $1.4 million, 2027 - $0.6 million, 2028 -$0.3 million, 2029 -$0.2 million, 2030 -$0.1 million, and thereafter -$0.1 million.
During the third quarter of fiscal 2023, due to adverse macroeconomic conditions, a sustained decline in the Company’s market capitalization, and downward adjustments to its business forecast, the Company concluded that a triggering event had occurred that required an interim impairment assessment of the goodwill, intangibles and other long-lived assets of the Gourmet Foods & Gift Baskets reporting unit as of April 2, 2023.

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
As of its annual impairment testing date during the fourth quarter of fiscal 2023, the Company completed a step 0 analysis of its Consumer Floral & Gifts reporting unit, the only reporting unit with goodwill at that time, and its indefinite-lived intangibles and concluded that it was not “more likely than not” that the fair values were less than their carrying values.
During its quarterly assessment in the second quarter of fiscal 2024, as a result of a decline in the actual and projected revenue for the Company’s Personalization Mall tradename (an indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. The Company’s impairment test for its Personalization Mall tradename encompassed calculating the fair value of the asset and comparing that result to its carrying value. To determine fair value the Company used an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the Personalization Mall tradename.
During the fourth quarter of fiscal 2024, the Company performed a Step 0 analysis for its Consumer Floral & Gifts and BloomNet reporting units, the only reporting units with goodwill, and its indefinite-lived intangible assets, excluding its Personalization Mall tradename, and determined that it was not “more likely than not” that the fair values were less than their carrying amounts. For the Company’s Personalization Mall tradename, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangible asset exceeded its respective carrying value.
During the third quarter of fiscal 2025, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangibles and other long-lived assets were less than their carrying amounts. After consideration of current operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred that required an interim impairment assessment of the goodwill, intangibles and other long-lived assets for its Consumer Floral & Gifts reporting unit as of March 30, 2025.
The Company performed its goodwill impairment test by comparing the fair value of its Consumer Floral & Gifts reporting unit to its respective carrying value. The Company estimated the fair value of the Consumer Floral & Gifts reporting unit using an equal weighting of the income and market approaches, and a discount rate of 14.5%. The Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Under the income approach, the Company used a discounted cash flow methodology that required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method, the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair values of its reporting units to its current market capitalization.
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
Based on the impairment assessment performed for the period ended March 30, 2025, the Company recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million attributable to goodwill and $24.8 million attributable to the Personalization Mall tradename within the same reporting unit. The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired. In the fourth quarter of fiscal 2025, the Company recorded an immaterial adjustment of $5.6 million to increase the previously recognized non-cash goodwill impairment charge. The adjustment was the result of a change in the estimated allocation of the impairment charge between goodwill that is deductible and non-deductible for tax purposes.
During the fourth quarter of fiscal year 2025, the Company performed a Step 0 analysis for its goodwill and its indefinite-lived intangible assets, and determined that it was not “more likely than not” that the fair values of its indefinite-lived intangibles were less than their carrying amounts.

Additional Goodwill and Indefinite-Lived Intangible Asset Considerations

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of goodwill and indefinite-lived intangible assets requires the Company to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change, such as discount rates, market capitalization, income tax rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then goodwill or indefinite-lived intangible assets might become impaired in the future.

As described above, goodwill for the Company’s Consumer Floral & Gifts reporting unit and the Company’s Personalization Mall tradename were impaired during the quarter ended March 30, 2025 and were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the impairment test date, resulting in a risk of future impairments if any assumptions (including changes in segments), estimates, or market factors change in the future.
Note 8. Leases
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
Additional information related to the Company's leases is as follows:

	Years Ended
	June 29, 2025	June 30, 2024

	(in thousands)
Lease costs:
Operating lease costs	$23,993	$22,775
Variable lease costs	26,924	26,326
Short-term lease cost	3,920	4,144
Sublease income	(830)	(999)
Total lease costs	$54,007	$52,246

	Years Ended
	June 29, 2025	June 30, 2024

	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$24,359	$22,699
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,052	$6,799

	June 29, 2025	June 30, 2024

Weighted-average remaining lease term - operating leases (in years)	7.4	7.9
Weighted-discount rate - operating leases	4.7%	4.3%
Maturities of lease liabilities in accordance with ASC 842 as of June 29, 2025 and reconciliation to the consolidated balance sheet are as follows (in thousands):

2026	$20,910
2027	19,862
2028	18,868
2029	17,946
2030	14,965
Thereafter	44,885
Total future minimum lease payments	137,436
Less: Imputed remaining interest	21,874
Total operating lease liabilities	115,562
Less: Current portion of long-term operating lease liabilities	15,918
Long-term operating lease liabilities	$99,644

Note 9. Accrued Expenses
Accrued expenses consists of the following:

	June 29, 2025	June 30, 2024

	(in thousands)
Payroll and employee benefits	$23,385	$29,954
Deferred revenue	23,710	25,009
Accrued marketing expenses	11,116	10,709
Accrued florist payout	9,615	9,526
Accrued purchases	12,438	15,338
Other	29,623	30,767
Accrued expenses	$109,887	$121,303
Note 10. Long-Term Debt, Net
The Company’s current and long-term debt, net consists of the following:

	June 29, 2025	June 30, 2024

	(in thousands)

Revolving credit facility	$-	$-
Term loan	160,000	190,000
Deferred financing costs	(4,236)	(2,887)
Total debt	155,764	187,113
Less: current maturities of long-term debt	21,000	10,000
Long-term debt, net	$134,764	$177,113
On June 27, 2023, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a Third Amended and Restated Credit Agreement (the “Third Restated Credit Agreement”). The Third Restated Credit Agreement amended and restated the Company’s Second Amended and Restated Credit Agreement, dated as of May 31, 2019 (as amended by the First Amendment, dated as of August 20, 2020, the Second Amendment, dated as of November 8, 2021, and the Third Amendment, dated as of August 29, 2022). The Third Restated Credit Agreement, among other modifications: (i) increased the amount of the outstanding term loan (“Term Loan”) to $200.0 million, (ii) decreased the amount of the commitments in respect of the revolving credit facility to $225.0 million, subject to a seasonal reduction to an aggregate amount of $125.0 million for the period from January 1 to August 1 of each year, (iii) extended the maturity date of the outstanding Term Loan and the revolving credit facility to June 27, 2028, and (iv) increased the applicable interest rate margins for SOFR and base rate loans by 25 basis points.
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

On May 6, 2025 (the “Effective Date”), the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into a Second Amendment (the “Second Amendment”) to the Third Restated Credit Agreement. The Second Amendment amended the Amended Third Restated Credit Agreement (the Amended Third Restated Credit Agreement, as amended by the Second Amendment, the “Existing Credit Agreement”) by, among other modifications, (i) replacing the financial covenants set forth therein with a minimum liquidity financial covenant until the end of the Company’s fiscal quarter ending December 27, 2026, (ii) decreasing the minimum fixed charge coverage ratio and increasing the maximum leverage ratio, in each case, required to be maintained by the Company for the period consisting of the fiscal quarter ending December 27, 2026 through the fiscal quarter ending March 28, 2027 (the period from the Effective Date through March 28, 2027, during which the foregoing modifications are in effect, the “Applicable Period”), (iii) increasing the (x) applicable interest rate margins for SOFR and base rate loans to 350 and 250 basis points, respectively and (y) the applicable commitment fee in respect of undrawn commitments under the revolving credit facility to 50 basis points, in each case, during the period (such period, the “Affected Period”) from the Effective Date until the date the Company has (x) demonstrated compliance with the financial covenants as in effect under the Amended Third Restated Credit Agreement and (y) if applicable, elected to exit the Applicable Period, (iv) decreasing the amount of the commitments in respect of the revolving credit facility to $205.0 million, subject to a seasonal reduction to an aggregate amount of $125.0 million (or, during the Affected Period, $50.0 million) for the period from January 1 to July 1 of each year, and (v) imposing, during the Affected Period, additional conditions to borrowing under the revolving credit facility and additional prepayment obligations with respect to the revolving credit facility and the Term Loan.
For each borrowing under the Existing Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one-month interest period plus 1%, or (2) an adjusted SOFR rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods. The effective interest rate as of June 29, 2025 related to the Company's outstanding borrowings was 7.9%.
The principal of the Term Loan is payable under the Existing Credit Agreement at a rate of $2.5 million for the first 7 quarterly installments beginning on September 29, 2023. During the three months ended December 29, 2024, the Company elected to optionally pay down $25.0 million against the outstanding Term Loan balance. This payment was applied toward the foregoing installment payments required to be made prior to the Effective Date in direct order of maturity. Pursuant to the Second Amendment, the principal of the Term Loan will be subject to a quarterly payment of $3.0 million, commencing on September 26, 2025, increasing to a quarterly payment of $6.0 million for the next 10 payments, with the remaining balance of $97.0 million due upon maturity on June 27, 2028. Future principal Term Loan payments under the Credit Agreement are as follows: $21.0 million – fiscal 2026, $24.0 million – fiscal 2027, and $115.0 million – fiscal 2028.
The Existing Credit Agreement requires that, while any borrowings or commitments are outstanding, the Company comply with certain financial covenants and certain affirmative covenants and negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments, make certain restricted payments and, during the Affected Period, hold cash deposits in accounts not maintained with lenders under the Existing Credit Agreement or their affiliates. The Company was in compliance with these covenants as of June 29, 2025. The Existing Credit Agreement is secured by substantially all of the assets of the Company.
Note 11. Fair Value Measurements
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
Level 1Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3

	(in thousands)
Assets (liabilities) as of June 29, 2025:
Trading securities held in a “rabbi trust” (1)	$38,370	$38,370	$-	$-
	$38,370	$38,370	$-	$-

Assets (liabilities) as of June 30, 2024:
Trading securities held in a “rabbi trust” (1)	$32,805	$32,805	$-	$-
	$32,805	$32,805	$-	$-
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

Note 12. Income Taxes
Significant components of the income tax provision are as follows:

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

	(in thousands)
Current provision (benefit):
Federal	$(1,942)	$11,774	$976
State	1,125	161	1,572
Foreign	176	—	—
Current income tax (benefit) expense	(641)	11,935	2,548
Deferred provision (benefit):
Federal	(12,880)	(14,246)	(3,145)
State	131	2,514	(1,463)
Foreign	26	—	—
Deferred income tax benefit	(12,723)	(11,732)	(4,608)

Income tax (benefit) expense	$(13,364)	$203	$(2,060)
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	(8.1)	(0.2)
Non-deductible impairment charge	(1.4)	-	(16.8)
Valuation allowance change	(16.8)	(28.5)	(0.2)
Non-deductible compensation	(0.1)	(0.6)	(2.1)
Excess tax benefit/shortfalls from stock-based compensation	(0.2)	(11.9)	(1.7)
Tax credits	0.3	16.9	2.7
Enhanced deductions	-	11.8	2.6
Other, net	0.1	(4.0)	(0.9)
Effective tax rate	6.3%	(3.4%)	4.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	June 29, 2025	June 30, 2024

	(in thousands)
Deferred income tax assets:
Loss and carryforwards	$17,508	$8,096
Accrued expenses and reserves	4,949	3,146
Inventory	4,366	5,417
Stock-based compensation	2,613	1,767
Deferred compensation	7,242	6,815
Operating lease liability	29,002	30,763
Other intangibles	20,604	—
Gross deferred income tax assets	86,284	56,004
Less: Valuation allowance	(40,581)	(4,868)
Deferred tax assets, net	45,703	51,136

Deferred income tax liabilities:
Other intangibles	—	(10,693)
Tax in excess of book depreciation	(25,409)	(31,206)
Operating lease right-of-use asset	(26,973)	(28,639)
Deferred tax liabilities	(52,382)	(70,538)
Net deferred income tax liabilities	$(6,679)	$(19,402)
At June 29, 2025, the Company had $22.0 million of indefinite lived federal net operating losses, $110.4 million of state net operating loss carryforwards, some of which will begin to expire in fiscal 2026 to the extent not utilized and $5.4 million of foreign net operating loss carryforwards, which will begin to expire in fiscal 2034 if not utilized. At June 29, 2025, the Company’s federal charitable contribution carryforwards were $21.9 million, which will begin to expire in fiscal 2027 if not utilized. At June 29, 2025, the Company’s research and development and work opportunity credit carryforwards were $0.6 million and $0.1 million, respectively, which will both begin to expire in fiscal 2045 if not utilized.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. In completing this evaluation, the Company considers available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, the time period over which our temporary differences will reverse, the implementation of feasible and prudent tax planning strategies, and expectations for future pre-tax operating income. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. During fiscal 2025, the Company completed a detailed analysis of future taxable income, focused on the scheduling of temporary differences that are expected to reverse in periods where the Company anticipates taxable income. Due to the goodwill and intangible impairment charge recorded during fiscal 2025, deferred tax liabilities were reduced to an amount whereby the lack of sufficient reversing taxable temporary differences is significant evidence considered by the Company in recording a $35.9 million valuation allowance. At the time of the impairment, the Company was in a three-year cumulative loss position and had not identified any tax planning strategies to support the deferred tax asset realizability. Additionally, the impairment charge reduced previously available deferred tax liabilities that had supported the realization of deferred tax assets. During fiscal 2024, the Company recorded valuation allowances of $1.7 million relating to certain state and foreign jurisdictions. As of June 30, 2024, the Company had valuation allowances of $4.9 million primarily related to certain state and foreign net operating losses.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. Fiscal 2022, fiscal 2023, and fiscal 2024 remain subject to U.S. federal examination. Due to nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2021. The Company's foreign income tax filings from fiscal 2018 forward are open for examination by its respective foreign tax authorities, mainly Canada and Brazil. The Company is not currently under examination by federal, state or foreign taxing jurisdictions.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 29, 2025, the Company has an unrecognized tax benefit, including accrued interest and penalties, included within the “Other liabilities” line item in the consolidated balance sheets, of approximately $3.4 million all of which if fully recognized would impact our effective tax rate. The Company believes that $0.3 million of the unrecognized tax positions will be resolved over the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

	(in thousands)
Beginning balance	$2,780	$1,724	$1,374
Increases on tax positions for prior years	72	1,100	30
Increases on tax positions for current year	209	387	320
Settlements	(166)	-	-
Statute of limitation expirations	(135)	(431)	-
Ending balance	$2,760	$2,780	$1,724
Note 13. Capital Stock
Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2025 and 2024, no shares of Class B common stock were converted into shares of Class A common stock. During fiscal 2023, 181,393 shares of Class B common stock were converted into shares of Class A common stock.
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $10.2 million (1,274,559 shares), $10.4 million (1,079,415 shares), and $1.2 million (147,479 shares) during the fiscal years ended June 29, 2025, June 30, 2024, and July 2, 2023, respectively, under this program. Included in the repurchase is stock withheld to cover required employee withholdings, upon vesting of restricted stock awards. As of June 29, 2025, $11.4 million remains authorized under the plan.
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

Note 14. Stock Based Compensation
The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board.
The amounts of stock-based compensation expense recognized within operating income (1) in the periods presented are as follows:

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

	(in thousands)

Stock options	$4,729	$4,422	$2,536
Restricted stock awards	7,162	6,266	5,798
Total	11,891	10,688	8,334
(1)Stock-based compensation expense has not been allocated among business segments, but is reflected as part of Corporate overhead (See Note 17 - Business Segments for details).
Stock-based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

	(in thousands)

Marketing and sales	$5,470	$4,916	$3,818
Technology and development	951	855	698
General and administrative	5,470	4,917	3,818
Total	$11,891	$10,688	$8,334
Stock Options
The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years Ended
	June 29, 2025	June 30, 2024	July 2, 2023

Weighted average fair value of options granted	$3.25	$6.09	$5.13
Expected volatility	58%	56%	52%
Expected life (in years)	7	7	7.5
Risk-free interest rate	4.3%	3.9%	4.3%
Expected dividend yield	—%	—%	—%
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

The following table summarizes stock option activity during the year ended June 29, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding beginning of period	3,185,537	$9.07
Granted	460,972	$5.24
Exercised	(32,743)	$8.59
Forfeited/Expired	(284,048)	$8.59
Outstanding end of period	3,329,718	$8.59	7.93	$—

Exercisable at June 29, 2025	1,497,253	$8.80	7.28	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2025. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended June 29, 2025, June 30, 2024, and July 2, 2023, were $0.0 million, $0.1 million, and $0.0 million, respectively.
As of June 29, 2025, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $6.7 million and the weighted average period over which these awards are expected to be recognized was 2.6 years.
Restricted Stock
The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).
The following table summarizes the activity of non-vested restricted stock during the year ended June 29, 2025:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	1,704,449	$12.09
Granted	1,839,476	$7.74
Vested	(645,090)	$10.56
Forfeited	(788,179)	$8.86
Non-vested - end of period	2,110,656	$9.98
The fair value of shares vested was $5.0 million, $4.2 million, and $3.2 million during fiscal 2025, 2024, and 2023, respectively. The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 29, 2025, there was $13.3 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over a weighted-average period of 2.3 years.
Note 15. Employee Retirement Plans
The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis, the

Company, as determined by its Board of Directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company contributed $1.5 million, $1.7 million, and $1.9 million during fiscal 2025, 2024, and 2023, respectively.
The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. There were no Company contributions to the plan during fiscal 2025, 2024 and 2023. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected by the participant. As of June 29, 2025 and June 30, 2024, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $38.4 million and $32.8 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. The gains (losses) on these investments, which were $5.4 million, $6.9 million, and ($0.8 million), for the years ended June 29, 2025, June 30, 2024, and July 2, 2023, respectively, are included in “Other expense (income), net", with a corresponding offset in "General and administrative" expenses, within the Company’s consolidated statements of operations.
Note 16. Commitments and Contingencies
Other Commitments
The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of June 29, 2025, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $21.2 million, primarily related to the Company’s technology infrastructure and inventory commitments.
The Company had approximately $1.9 million and $1.5 million in unused stand-by letters of credit as of June 29, 2025 and June 30, 2024, respectively.
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
Note 17. Business Segments
The Company has determined it has three business segments, Consumer Floral & Gifts, BloomNet, and Gourmet Foods & Gift Baskets. These segments align with how operating results are reviewed by the Company's Chief Executive Officer, as Chief Operating Decision Maker to manage the business, assess performance and allocate resources, and further aligns with our product offerings.
•Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, Things Remembered® and Alice’s Table brands®, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.
•BloomNet® – revenues in this segment are derived from membership fees, as well as other product and service offerings.
•Gourmet Foods & Gift Baskets – this segment includes the operations of Harry & David®, Wolferman’s Bakery®, Cheryl’s Cookies®, The Popcorn Factory®, 1-800-Baskets.com®/DesignPac®, Shari’s Berries®, Vital Choice®, and since July 1, 2024, Scharffen Berger®. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s Cookies brand names, as well as wholesale operations.
The accounting policies of the segments are the same as those described in Note 2 - Significant Accounting Policies.

The Company evaluates performance for all of its reportable segments based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. This information is used by the Chief Executive Officer to measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The Chief Executive Officer also uses this measure to monitor trends in year-over-year performance and to compare actual results to the Company's budget and forecasts.
Management’s measure of profitability for these segments does not include the effect of corporate overhead (see (c) below), nor does it include depreciation and amortization, other expense (income), net and income taxes, or stock-based compensation, which are included within corporate overhead. Sales, cost of revenues, and operating expenses are also provided to the Chief Executive Officer. No asset information is provided for the reportable segments as this information is reviewed at the consolidated level by management and not by segment.

Year Ended June 29, 2025
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$776,781	$98,707	$810,941	$1,686,429

Corporate				333
Intercompany eliminations				(1,104)
Net revenues				1,685,658

Cost of revenues (excludes depreciation and amortization) (a)	471,273	50,793	512,889

Marketing and sales	236,609	14,518	220,649

Other segment items (b)	163,519	4,349	30,410

Segment contribution margin	(94,620)	29,047	46,993	(18,580)

Corporate expenses (c)				132,615
Depreciation and amortization				53,618
Operating loss				(204,813)

Interest income				(3,380)
Interest expense				15,438
Other (income) expense, net				(3,514)
Loss before income taxes				(213,357)

Year Ended June 30, 2024
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$849,791	$107,802	$874,262	$1,831,855

Corporate				796
Intercompany eliminations				(1,230)
Net revenues				1,831,421

Cost of revenues (excludes depreciation and amortization) (a)	502,840	55,803	539,392

Marketing and sales	241,781	14,583	221,097

Other segment items (b)	37,892	3,650	29,265

Segment contribution margin	67,278	33,766	84,508	185,552

Corporate expenses (c)				133,872
Depreciation and amortization				53,752
Operating loss				(2,072)

Interest income				(6,680)
Interest expense				17,303
Other (income) expense, net				(6,793)
Loss before income taxes				(5,902)

Year Ended July 2, 2023
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$920,510	$133,183	$965,191	$2,018,884

Corporate				375
Intercompany eliminations				(1,406)
Net revenues				2,017,853

Cost of revenues (excludes depreciation and amortization) (a)	557,168	76,304	628,427

Marketing and sales	247,491	15,090	232,097

Other segment items (b)	20,316	4,592	91,772

Segment contribution margin	95,535	37,197	12,895	145,627

Corporate expenses (c)				126,965
Depreciation and amortization				53,673
Operating loss				(35,011)

Interest income				(3,104)
Interest expense				14,050
Other (income) expense, net				805
Loss before income taxes				(46,762)

(a)Segment cost of revenues includes the costs related to intercompany sales.
(b)Other segment items include technology and development and general and administrative expenses. Additionally, the Consumer Floral & Gifts segment includes goodwill and intangible impairment charges of $143.8 million and $19.8 million for the years ended June 29, 2025 and June 30, 2024, respectively. Other operating expenses for the Gourmet Foods & Gift Baskets segment also includes a goodwill and intangible impairment charge of $64.6 million for the year ended July 2, 2023.
(c)Corporate expenses consist of the Company’s enterprise shared service cost centers, and include, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive, and stock-based compensation, as well as changes in the fair value of the Company's NQDC Plan. In order to leverage the Company’s infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions are included within corporate expenses as they are not directly allocable to a specific segment.

The following tables represent a disaggregation of revenue from contracts with customers, by channel:

	Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations			Consolidated
	June 29, 2025	June 30, 2024	July 2, 2023	June 29, 2025	June 30, 2024	July 2, 2023	June 29, 2025	June 30, 2024	July 2, 2023	June 29, 2025	June 30, 2024	July 2, 2023	June 29, 2025	June 30, 2024	July 2, 2023
	(in thousands)
Net revenues
E-commerce	$768,631	$840,569	$911,302	$-	$-	$-	$695,814	$773,630	$833,320	$-	$-	$-	$1,464,445	$1,614,199	$1,744,622
Other	8,150	9,222	9,208	98,707	107,802	133,183	115,127	100,632	131,871	(771)	(434)	(1,031)	221,213	217,222	273,231
Total net revenues	$776,781	$849,791	$920,510	$98,707	$107,802	$133,183	$810,941	$874,262	$965,191	$(771)	$(434)	$(1,031)	$1,685,658	$1,831,421	$2,017,853

Other revenues detail
Retail and other	8,150	9,222	9,208	-	-	-	9,717	9,534	9,751	-	-	-	17,867	18,756	18,959
Wholesale	-	-	-	40,830	42,362	50,075	105,410	91,098	122,120	-	-	-	146,240	133,460	172,195
BloomNet services	-	-	-	57,877	65,440	83,108	-	-	-	-	-	-	57,877	65,440	83,108
Corporate	-	-	-	-	-	-	-	-	-	333	796	375	333	796	375
Eliminations	-	-	-	-	-	-	-	-	-	(1,104)	(1,230)	(1,406)	(1,104)	(1,230)	(1,406)
Total other revenues	$8,150	$9,222	$9,208	$98,707	$107,802	$133,183	$115,127	$100,632	$131,871	$(771)	$(434)	$(1,031)	$221,213	$217,222	$273,231
Note 18. Subsequent Events
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law to be recognized in the period in which the legislation is enacted. The Company is still evaluating the impact of the OBBBA and the results of such evaluation, if any, will be reflected in the Company’s Form 10-Q for the quarter ended September 28, 2025, the period of enactment.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated credit losses-accounts/notes receivable

Year Ended June 29, 2025	$2,757,000	$674,000	$-	$(991,000)	$2,440,000
Year Ended June 30, 2024	$5,836,000	$251,000	$-	$(3,330,000)	$2,757,000
Year Ended July 2, 2023	$2,396,000	$3,991,000	$-	$(551,000)	$5,836,000

Valuation allowance for deferred tax assets

Year Ended June 29, 2025	$4,868,000	$35,958,000	$-	$(245,000)	$40,581,000
Year Ended June 30, 2024	$3,182,000	$1,882,000	$-	$(196,000)	$4,868,000
Year Ended July 2, 2023	$3,096,000	$86,000	$-	$-	$3,182,000

Valuation allowance for inventory

Year Ended June 29, 2025	$7,990,000	$9,890,000	$-	$(11,100,000)	$6,780,000
Year Ended June 30, 2024	$9,910,000	$8,980,000	$-	$(10,900,000)	$7,990,000
Year Ended July 2, 2023	$11,370,000	$3,010,000	$-	$(4,470,000)	$9,910,000
(a)Reduction in reserve due to amounts written off/recovered.