Form 10-Q
period 2025-09-28
1 800 FLOWERS COM INC
filed 2025-10-30
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
or
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of October 24, 2025:

Class A common stock: 36,598,694
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.
FORM 10-Q
For the quarterly period ended September 28, 2025

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – September 28, 2025 (Unaudited) and June 29, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three Months Ended September 28, 2025 and September 29, 2024	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three Months Ended September 28, 2025 and September 29, 2024	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended September 28, 2025 and September 29, 2024	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

Part II.	Other Information	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

Signatures		33

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

	September 28, 2025	June 29, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,747	$46,502
Trade receivables, less allowances for credit losses of $2,257 and $2,440, respectively	40,003	21,693
Inventories	269,781	177,127
Prepaid and other	40,657	37,405
Total current assets	358,188	282,727

Property, plant and equipment, net	209,571	215,596
Operating lease right-of-use assets	103,710	107,476
Goodwill	37,625	37,625
Trademarks with indefinite lives	86,673	86,673
Other intangibles, net	2,235	2,691
Other assets	42,499	39,829
Total assets	$840,501	$772,617

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$73,938	$74,581
Accrued expenses	123,233	109,887
Current maturities of long-term debt	134,000	21,000
Current portion of long-term operating lease liabilities	15,277	15,918
Total current liabilities	346,448	221,386

Long-term debt, net	128,940	134,764
Long-term operating lease liabilities	96,403	99,644
Deferred tax liabilities, net	6,447	6,679
Other liabilities	44,755	41,862
Total liabilities	622,993	504,335

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 59,544,423 and 59,470,528 shares issued at September 28, 2025 and June 29, 2025, respectively	595	594
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at September 28, 2025 and June 29, 2025	323	323
Additional paid-in capital	413,591	411,280
Retained earnings	12,028	64,985
Accumulated other comprehensive loss	(140)	(140)
Treasury stock, at cost, 22,945,729 and 22,919,849 Class A shares at September 28, 2025 and June 29, 2025, respectively and 5,280,000 Class B shares at September 28, 2025 and June 29, 2025	(208,889)	(208,760)
Total stockholders’ equity	217,508	268,282
Total liabilities and stockholders’ equity	$840,501	$772,617
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except for per share data)
(unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024

Net revenues	$215,200	$242,090
Cost of revenues (excludes depreciation and amortization)	138,438	149,771
Gross profit	76,762	92,319
Operating expenses:
Marketing and sales	69,105	82,097
Technology and development	14,150	15,639
General and administrative	31,118	28,526
Depreciation and amortization	12,902	13,038
Total operating expenses	127,275	139,300
Operating loss	(50,513)	(46,981)
Interest income	(311)	(660)
Interest expense	4,621	4,020
Other income, net	(2,347)	(1,767)
Loss before income taxes	(52,476)	(48,574)
Income tax expense (benefit)	481	(14,384)
Net loss and comprehensive net loss	$(52,957)	$(34,190)

Basic and diluted net loss per common share	$(0.83)	$(0.53)

Basic and diluted weighted average shares used in the calculation of net loss per common share	63,630	64,198
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 28, 2025 and September 29, 2024
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at June 29, 2025	59,470,528	$594	32,348,221	$323	$411,280	$64,985	$(140)	28,199,849	$(208,760)	$268,282
Net loss	-	-	-	-	-	(52,957)	-	-	-	(52,957)
Stock-based compensation	73,895	1	-	-	2,311	-	-	-	-	2,312
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	25,880	(129)	(129)
Balance at September 28, 2025	59,544,423	$595	32,348,221	$323	$413,591	$12,028	$(140)	28,225,729	$(208,889)	$217,508

Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342
Net loss	-	-	-	-	-	(34,190)	-	-	-	(34,190)
Stock-based compensation	1,000	-	-	-	2,479	-	-	-	-	2,479
Exercise of stock options	4,735	-	-	-	41	-	-	-	-	41
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	160,413	(1,255)	(1,255)
Balance at September 29, 2024	58,798,430	$588	32,348,221	$323	$401,685	$230,788	$(127)	27,085,703	$(199,840)	$433,417

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024

Operating activities:
Net loss	$(52,957)	$(34,190)
Reconciliation of net loss to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	12,902	13,038
Amortization of deferred financing costs	177	180
Deferred income taxes	(232)	(607)
Bad debt expense	4	84
Stock-based compensation	2,312	2,479
Other non-cash items	232	255
Changes in operating items, net of acquisitions:
Trade receivables	(15,072)	(23,025)
Inventories	(92,654)	(97,439)
Prepaid and other	(3,252)	(29,237)
Accounts payable and accrued expenses	9,461	(8,806)
Other assets and liabilities	105	27
Net cash used in operating activities	(138,974)	(177,241)

Investing activities:
Acquisitions, net of cash acquired	-	(3,000)
Capital expenditures	(6,652)	(12,075)
Net cash used in investing activities	(6,652)	(15,075)

Financing activities:
Acquisition of treasury stock	(129)	(1,255)
Proceeds from exercise of employee stock options	-	41
Proceeds from bank borrowings	110,000	45,000
Repayment of bank borrowings	(3,000)	(2,500)
Net cash provided by financing activities	106,871	41,286

Net change in cash and cash equivalents	(38,755)	(151,030)
Cash and cash equivalents:
Beginning of period	46,502	159,437
End of period	$7,747	$8,407
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 28, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2026. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025.
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

•BloomNet® services - membership fees as well as other service offerings to florists. Membership and other subscription-based fees are recognized monthly as earned. Services revenues related to orders sent through the floral network are variable, based on either the number of orders or the value of orders, and are recognized in the period in which the orders are delivered. The contracts within BloomNet services are typically month-to-month and, as a result, no consideration allocation is necessary across multiple reporting periods. Payment is typically due less than 30 days from the date the services were performed.
See Note 14 - Business Segments for additional information on disaggregated revenue.
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
Our total deferred revenue as of June 29, 2025 was $23.7 million of which $13.2 million was recognized as revenue during the three months ended September 28, 2025. The deferred revenue balance as of September 28, 2025 was $21.2 million and is included within the “Accrued expenses” line item in the consolidated balance sheets.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires the disclosure of additional information with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures and plans to adopt this standard in the fourth quarter of fiscal 2026.
Note 2 – Net Income (Loss) Per Common Share
Basic net loss per common share is computed by dividing the net loss during the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	September 28, 2025	September 29, 2024

	(in thousands, except per share data)
Numerator:
Net loss	$(52,957)	$(34,190)

Denominator:
Weighted average shares outstanding	63,630	64,198

Adjusted weighted-average shares and assumed conversions	63,630	64,198

Net loss per common share
Basic	$(0.83)	$(0.53)
Diluted	$(0.83)	$(0.53)
Note 3 – Acquisitions
Acquisition of Scharffen Berger®

On July 1, 2024, the Company completed its acquisition of certain assets of the Scharffen Berger® brand, a chocolate manufacturer, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets segment. The Company used cash on hand to fund the purchase.
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
Note 4 – Inventory
The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	September 28, 2025	June 29, 2025

	(in thousands)
Finished goods	$171,706	$99,703
Work-in-process	21,568	19,256
Raw materials	76,507	58,168
Total inventory	$269,781	$177,127
Note 5 – Property, plant and equipment, net
The Company’s property, plant and equipment, net consists of the following:

	September 28, 2025	June 29, 2025

	(in thousands)
Land	$33,803	$33,811
Orchards in production and land improvements	21,605	21,539
Building and building improvements	70,556	70,479
Leasehold improvements	31,980	31,866
Production equipment	133,946	135,213
Furniture and fixtures	9,415	9,517
Computer and telecommunication equipment	42,038	41,378
Software	216,785	208,960
Capital projects in progress	9,827	13,313
Property, plant and equipment, gross	569,955	566,076
Accumulated depreciation and amortization	(360,384)	(350,480)
Property, plant and equipment, net	$209,571	$215,596
Note 6 – Goodwill and other intangibles, net
The following table presents goodwill by segment:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total

	(in thousands)
Balance at June 29, 2025 and September 28, 2025	$34,554	$2,960	$111	$37,625
The total carrying value of goodwill is reflected net of $252.4 million of accumulated impairment charges, of which $119.0 million is related to the Consumer Floral & Gifts reporting unit and $133.4 million is related to the Gourmet Foods & Gift Baskets reporting unit.
The Company’s other intangible assets, net consists of the following:

		September 28, 2025			June 29, 2025
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$6,806	$614	$7,420	$6,780	$640
Customer lists	3 - 10	29,647	28,233	1,414	29,647	27,818	1,829
Other	5 - 14	2,946	2,739	207	2,946	2,724	222
Total intangible assets with determinable lives		40,013	37,778	2,235	40,013	37,322	2,691
Trademarks with indefinite lives		86,673	-	86,673	86,673	-	86,673
Total identifiable intangible assets		$126,686	$37,778	$88,908	$126,686	$37,322	$89,364
Future estimated amortization expense is as follows: remainder of fiscal 2026 - $0.9 million, fiscal 2027 - $0.6 million, fiscal 2028 - $0.3 million, fiscal 2029 - $0.2 million, fiscal 2030 - $0.1 million and thereafter - $0.1 million.

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

As discussed in the Annual Report on Form 10-K for the fiscal year ended June 29, 2025, goodwill for the Company’s Consumer Floral & Gifts reporting unit and the Company’s Personalization Mall tradename were impaired during the quarter ended March 30, 2025 and were written down to their respective fair values causing zero excess fair value over the carrying amount as of the impairment test date, resulting in a risk of future impairments if any assumptions (including changes in segments), estimates, or market factors change in the future.
Note 7 – Investments
Equity investments without a readily determinable fair value
Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.4 million as of both September 28, 2025 and June 29, 2025.
Equity investments with a readily determinable fair value
The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 11 - Fair Value Measurements).
Note 8 – Leases
The Company currently leases plants, warehouses, offices, store facilities, and equipment under various leases through fiscal 2036. Most lease agreements are of a long-term nature (over a year), although the Company also enters into short-term leases, primarily for seasonal needs. Lease agreements may contain renewal options and rent escalation clauses and require the Company to pay real estate taxes, insurance, common area maintenance and operating expenses applicable to the leased properties. The Company accounts for its leases in accordance with Accounting Standards Codification ("ASC") 842.
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time, by assessing whether the Company has the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset.

At the lease commencement date, the Company determines if a lease should be classified as an operating or a finance lease (the Company currently has no finance leases) and recognizes a corresponding lease liability and a right-of-use asset on its consolidated balance sheet. The lease liability is initially and subsequently measured as the present value of the remaining fixed minimum rental payments (including base rent and fixed common area maintenance) using discount rates as of the commencement date. Variable payments (including most utilities, real estate taxes, insurance and variable common area maintenance) are expensed as incurred. Further, the Company elected a short-term lease exception policy, permitting it not to apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The right-of-use asset is initially and subsequently measured at the carrying amount of the lease liability adjusted for any prepaid or accrued lease payments, remaining balance of lease incentives received, unamortized initial direct costs, or impairment charges relating to the right-of-use asset. Right-of-use assets are assessed for impairment using the long-lived assets impairment guidance. The discount rate used to determine the present value of lease payments is the Company’s estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the Company generally cannot determine the interest rate implicit in the lease.
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
Additional information related to the Company's leases is as follows:

	Three Months Ended
	September 28, 2025	September 29, 2024

	(in thousands)
Lease costs:
Operating lease costs	$5,856	$6,004
Variable lease costs	7,139	6,527
Short-term lease cost	716	755
Sublease income	(170)	(230)
Total lease costs	$13,541	$13,056

Cash paid for amounts included in measurement of operating lease liabilities	$5,971	$6,148
Right-of-use assets obtained in exchange for new operating lease liabilities	$745	$3,673

September 28, 2025

Weighted-average remaining lease term - operating leases (in years)	7.2
Weighted-discount rate - operating leases	4.7%

Maturities of lease liabilities in accordance with ASC 842 as of September 28, 2025 and reconciliation to the consolidated balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2026	$15,005
2027	20,098
2028	19,111
2029	18,133
2030	15,068
Thereafter	44,982
Total future minimum lease payments	132,397
Less: Imputed remaining interest	20,717
Total operating lease liabilities	111,680
Less: Current portion of long-term operating lease liabilities	15,277
Long-term operating lease liabilities	$96,403
Note 9 – Accrued expenses
Accrued expenses consists of the following:

	September 28, 2025	June 29, 2025

	(in thousands)
Payroll and employee benefits	$22,947	$23,385
Deferred revenue	21,185	23,710
Accrued marketing expenses	9,681	11,116
Accrued florist payout	13,376	9,615
Accrued purchases	25,679	12,438
Other	30,365	29,623
Accrued expenses	$123,233	$109,887
Note 10 – Long-term debt, net
The Company’s current and long-term debt, net consists of the following:

	September 28, 2025	June 29, 2025

	(in thousands)
Revolving credit facility	$110,000	$-
Term Loan	157,000	160,000
Deferred financing costs	(4,060)	(4,236)
Total debt	262,940	155,764
Less: current maturities of long-term debt	134,000	21,000
Long-term debt, net	$128,940	$134,764
The Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, are party to a Third Amended and Restated Credit Agreement (the “Third Restated Credit Agreement” and, as amended by that certain First Amendment (the “First Amendment”), dated as of January 28, 2025, and that certain Second Amendment (the “Second Amendment”), dated as of May 6, 2025, the “Existing Credit Agreement”).

For each borrowing under the Existing Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one-month interest period plus 1.0%, or (2) an adjusted SOFR rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods. The effective interest rate as of September 28, 2025 related to the Company's outstanding borrowings was 7.9%.
The principal of the outstanding term loan under the Existing Credit Agreement (the "Term Loan") is subject to a quarterly payment of $3.0 million, which commenced on September 26, 2025, increasing to a quarterly payment of $6.0 million for the next 10 payments, with the remaining balance of $97.0 million due upon maturity on June 27, 2028. Future principal Term Loan payments are as follows: $18.0 million – remainder of fiscal 2026, $24.0 million – fiscal 2027, and $115.0 million – fiscal 2028.
The Existing Credit Agreement requires that, while any borrowings or commitments are outstanding, the Company comply with certain financial covenants and certain affirmative covenants and negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments, make certain restricted payments and, during the period (the “Affected Period”) from May 6, 2025 until the date the Company has (x) demonstrated compliance with the financial covenants as in effect under the Third Restated Credit Agreement as amended by the First Amendment and (y) if applicable, elected to terminate the Applicable Period during which various modifications set forth in the Second Amendment are in effect, hold cash deposits in accounts not maintained with lenders under the Existing Credit Agreement or their affiliates. The Company was in compliance with these covenants as of September 28, 2025. The Existing Credit Agreement is secured by substantially all of the assets of the Company.
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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3

	(in thousands)
Assets (Liabilities) as of September 28, 2025
Trading securities held in a “rabbi trust” (1)	$41,321	$41,321	$-	$-
	$41,321	$41,321	$-	$-

Assets (Liabilities) as of June 29, 2025
Trading securities held in a “rabbi trust” (1)	$38,370	$38,370	$-	$-
	$38,370	$38,370	$-	$-
(1)The Company has established a NQDC Plan for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Trading securities held in a "rabbi trust" are measured using quoted market prices at the reporting date and are included in the “Other assets” line item, with the corresponding liability included in the “Other liabilities” line item in the consolidated balance sheets.
Note 12 – Income taxes
The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended September 28, 2025 was (0.9)% compared to 29.6% in the same period of the prior year. The Company’s effective tax rate for the three months ended September 28, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to the change in valuation allowance, state income taxes and interest on uncertain tax positions. The Company’s effective tax rate for the three months ended September 29, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation including deficiencies (shortfalls) from stock-based compensation, partially offset by tax credits.

For the year ended June 29, 2025, the Company had a total valuation allowance of approximately $40.6 million primarily related to net operating losses, charitable contributions, and deferred tax assets that are not more likely than not realizable. For the three months ended September 28, 2025, the Company increased its valuation allowance by $12.5 million.

The Company completed its initial assessment of the One Big Beautiful Bill Act (“OBBBA”) corporate tax provisions enacted on July 4, 2025. OBBBA contained several U.S. corporate tax provisions. The EBITDA computation of the business interest expense limitation is not expected to have a significant impact on the Company’s current year tax expense. Additionally, it is not expected that any of the other provisions will impact the Company’s current year U.S. cash tax or effective tax rate.
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
Note 14 – Business segments
The Company has determined it has three business segments, Consumer Floral & Gifts, BloomNet®, and Gourmet Foods & Gift Baskets. These segments align with how operating results are reviewed by the Company's Chief Executive Officer, as Chief Operating Decision Maker to manage the business, assess performance and allocate resources, and further aligns with our product offerings.

•Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, Things Remembered® and Alice’s Table® brands, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

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

The accounting policies of the segments are the same as those described in Note 2 - Significant Accounting Policies in the Annual Report on Form 10-K for the fiscal year ended June 29, 2025
The Company evaluates performance for all of its reportable segments based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. This information is used by the Chief Executive Officer to measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The Chief Executive Officer also uses this measure to monitor trends in year-over-year performance and to compare actual results to the Company's budget and forecasts.
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

Three months ended September 28, 2025
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$115,430	$23,125	$76,784	$215,339

Corporate				68
Intercompany eliminations				(207)
Net revenues				215,200

Cost of revenues (excludes depreciation and amortization) (a)	71,686	12,095	54,823

Marketing and sales	35,002	4,013	28,314

Other segment items (b)	4,241	1,078	7,005

Segment contribution margin	4,501	5,939	(13,358)	(2,918)

Corporate expenses (c)				34,693
Depreciation and amortization				12,902
Operating loss				(50,513)

Interest income				(311)
Interest expense				4,621
Other income, net				(2,347)
Loss before income taxes				$(52,476)

Three months ended September 29, 2024
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$135,180	$23,075	$84,003	$242,258

Corporate				89
Intercompany eliminations				(257)
Net revenues				242,090

Cost of revenues (excludes depreciation and amortization) (a)	81,251	11,547	57,159

Marketing and sales	44,459	3,799	31,898

Other segment items (b)	4,526	888	7,199

Segment contribution margin	4,944	6,841	(12,253)	(468)

Corporate expenses (c)				33,475
Depreciation and amortization				13,038
Operating loss				(46,981)

Interest income				(660)
Interest expense				4,020
Other income, net				(1,767)
Loss before income taxes				$(48,574)

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

The following table represents a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(in thousands)
Net revenues
E-commerce	$114,086	$133,544	$-	$-	$54,928	$59,630	$-	$-	$169,014	$193,174
Other	1,344	1,636	23,125	23,075	21,856	24,373	(139)	(168)	46,186	48,916
Total net revenues	$115,430	$135,180	$23,125	$23,075	$76,784	$84,003	$(139)	$(168)	$215,200	$242,090

Other revenues detail
Retail and other	1,344	1,636	-	-	1,920	1,784	-	-	3,264	3,420
Wholesale	-	-	10,976	10,112	19,936	22,589	-	-	30,912	32,701
BloomNet services	-	-	12,149	12,963	-	-	-	-	12,149	12,963
Corporate	-	-	-	-	-	-	68	89	68	89
Eliminations	-	-	-	-	-	-	(207)	(257)	(207)	(257)
Total other revenues	$1,344	$1,636	$23,125	$23,075	$21,856	$24,373	$(139)	$(168)	$46,186	$48,916

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A") is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.
Business Overview
1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of thoughtful expressions designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger®, and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco®, a resource for floral gifts and seasonal décor; DesignPac Gifts, LLC, a manufacturer of gift baskets and towers; Alice’s Table®, a lifestyle business offering on demand floral, culinary and other experiences to guests across the country; and Card Isle®, an e-commerce greeting card service.

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2025.
Fiscal 2026
The Company is approaching fiscal 2026 as a pivotal period of foundation setting. By transforming the Company into a customer-centric, data-driven organization with clear objectives and return on investment-focused decision making, the Company aims to position itself to fuel future growth.
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
The following table presents EBITDA and Adjusted EBITDA:

Reconciliation of net loss to Adjusted EBITDA (non-GAAP):	Three Months Ended
	September 28, 2025	September 29, 2024

	(in thousands)
Net loss	$(52,957)	$(34,190)
Add: Interest expense and other, net	1,963	1,593
Add: Depreciation and amortization	12,902	13,038
Add: Income tax expense (benefit)	481	(14,384)
EBITDA	(37,611)	(33,943)
Add: Stock-based compensation	2,312	2,479
Add: Compensation charge related to NQDC Plan investment appreciation	2,352	1,738
Add: System implementation costs	-	1,780
Adjusted EBITDA	$(32,947)	$(27,946)

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
The following table presents the adjusted net loss and adjusted net loss per common share:

Reconciliation of net loss to adjusted net loss (non-GAAP):	Three Months Ended
	September 28, 2025	September 29, 2024

	(in thousands, except for share data)
Net loss	$(52,957)	$(34,190)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP)
Add: System implementation costs	-	1,780
Deduct: Tax related adjustments	-	(527)
Adjusted net loss (non-GAAP)	$(52,957)	$(32,937)

Basic and diluted loss per common share	$(0.83)	$(0.53)

Basic and diluted adjusted net loss per common share (non-GAAP)	$(0.83)	$(0.51)

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net loss per common share	63,630	64,198
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
Segment contribution margin and adjusted segment contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of segment contribution margin and adjusted segment contribution margin is that they are an incomplete measure of profitability as they do not include all operating expenses or non-operating income and expenses. Management compensates for this limitation when using these measures by looking at other GAAP measures, such as Operating income (loss) and Net income (loss).
The following table presents the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments:

	Three Months Ended

	September 28, 2025	September 29, 2024	System Implementation Costs	As Adjusted (non-GAAP) September 29, 2024	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$115,430	$135,180	$-	$135,180	-14.6%
BloomNet	23,125	23,075	-	23,075	0.2%
Gourmet Foods & Gift Baskets	76,784	84,003	-	84,003	-8.6%
Corporate	68	89	-	89	-23.6%
Intercompany eliminations	(207)	(257)	-	(257)	19.5%
Total net revenues	$215,200	$242,090	$-	$242,090	-11.1%

Gross profit:
Consumer Floral & Gifts	$43,744	$53,929	$-	$53,929	-18.9%
	37.9%	39.9%		39.9%

BloomNet	11,030	11,528	-	11,528	-4.3%
	47.7%	50.0%		50.0%

Gourmet Foods & Gift Baskets	21,961	26,844	-	26,844	-18.2%
	28.6%	32.0%		32.0%

Corporate	27	18	-	18	50.0%
	39.7%	20.2%		20.2%

Total gross profit	$76,762	$92,319	$-	$92,319	-16.9%
	35.7%	38.1%		38.1%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$4,501	$4,944	$-	$4,944	-9.0%
BloomNet	5,939	6,841	-	6,841	-13.2%
Gourmet Foods & Gift Baskets	(13,358)	(12,253)	913	(11,340)	-17.8%
Segment Contribution Margin Subtotal	(2,918)	(468)	913	445	-755.7%
Corporate (b)	(34,693)	(33,475)	867	(32,608)	-6.4%
EBITDA (non-GAAP)	(37,611)	(33,943)	1,780	(32,163)	-16.9%
Add: Stock-based compensation	2,312	2,479	-	2,479	-6.7%
Add: Compensation charge related to NQDC Plan investment appreciation	2,352	1,738	-	1,738	35.3%
Adjusted EBITDA (non-GAAP) (c)	$(32,947)	$(29,726)	$1,780	$(27,946)	-17.9%

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
The following table reconciles net cash (used in) provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure:

	Three Months Ended
	September 28, 2025	September 29, 2024

	(in thousands)
Net cash (used in) provided by operating activities	$(138,974)	$(177,241)
Capital expenditures	(6,652)	(12,075)
Free cash flow	$(145,626)	$(189,316)
Results of Operations
Net revenues

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)
Net revenues:
E-Commerce	$169,014	$193,174	-12.5%
Other	46,186	48,916	-5.6%
Total net revenues	$215,200	$242,090	-11.1%
Net revenues consist primarily of the selling price of the merchandise, service and outbound shipping charges, less discounts, returns and credits.
Net revenues decreased 11.1% during the three months ended September 28, 2025, mainly due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth, combined with changes in wholesale order timing from the first quarter a year ago into the second quarter of this fiscal year.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)
Net revenues
E-commerce	$114,086	$133,544	-14.6%	$-	$-	-%	$54,928	$59,630	-7.9%	$-	$-	$169,014	$193,174	-12.5%
Other	1,344	1,636	-17.8%	23,125	23,075	0.2%	21,856	24,373	-10.3%	(139)	(168)	46,186	48,916	-5.6%
Total net revenues	$115,430	$135,180	-14.6%	$23,125	$23,075	0.2%	$76,784	$84,003	-8.6%	$(139)	$(168)	$215,200	$242,090	-11.1%

Other revenues detail
Retail and other	1,344	1,636	-17.8%	-	-	-	1,920	1,784	7.6%	-	-	3,264	3,420	-4.6%
Wholesale	-	-	-%	10,976	10,112	8.5%	19,936	22,589	-11.7%	-	-	30,912	32,701	-5.5%
BloomNet services	-	-	-%	12,149	12,963	-6.3%	-	-	-	-	-	12,149	12,963	-6.3%
Corporate	-	-	-%	-	-	-	-	-	-	68	89	68	89	-23.6%
Eliminations	-	-	-%	-	-	-	-	-	-	(207)	(257)	(207)	(257)	19.5%
Total other revenues	$1,344	$1,636	-17.8%	$23,125	$23,075	0.2%	$21,856	$24,373	-10.3%	$(139)	$(168)	$46,186	$48,916	-5.6%
Revenue by sales channel:
E-commerce revenues (combined online and telephonic) decreased 12.5% during the three months ended September 28, 2025, compared to the same period of the prior year, primarily due to the decline in demand across our segments.
During the three months ended September 28, 2025, the Company fulfilled approximately 2.1 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 14.4% compared to the same period of the prior year. During the three months ended September 28, 2025, the average order value was $79.98, an increase of 2.2% compared to the same period in the prior year.
Other revenues are comprised of the Company’s BloomNet® segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three months ended September 28, 2025 decreased 5.6% compared to the same period of the prior year, primarily due to lower wholesale volumes within the Gourmet Foods & Gift Baskets segment, which were largely due to a shift in the timing of shipments from the first quarter a year ago to the second quarter of this fiscal year.

Revenue by segment:
Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, Things Remembered® and Alice’s Table® brands, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues decreased 14.6% during the three months ended September 28, 2025, compared to the same period of the prior year, due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth.
During the three months ended September 28, 2025, Consumer Floral & Gifts orders through the Company's e-commerce sales channel (online and telephonic sales) decreased 17.1% compared to the same period of the prior year. In addition, during the three months ended September 28, 2025, the average order value increased 3.0% compared to the same period of the prior year.

BloomNet® - revenues in this segment are derived from membership fees, as well as other product and service offerings.
Net revenues increased 0.2% during the three months ended September 28, 2025 compared to the same period of the prior year. Revenue increased for the three months ended September 28, 2025 compared to the same prior year period primarily due to a slight increase in wholesale orders related to timing, partially offset by lower florist-to-florist revenue associated with a decline in order volume processed through the network and lower directory revenues.

Gourmet Foods & Gift Baskets - this segment includes the operations of Harry & David®, Wolferman’s Bakery®, Cheryl’s Cookies®, The Popcorn Factory®, 1-800-Baskets.com®/DesignPac®, Shari’s Berries®, Vital Choice®, and Scharffen Berger®. Revenue is derived from the sale of gourmet fruits, cookies, baked gifts, premium chocolates and confections, gourmet popcorn, gift baskets, dipped berries, prime steaks, chops, and fish, through the Company’s e-commerce sales channels (telephonic and online sales) and company-owned and operated retail stores under the Harry & David and Cheryl’s Cookies brand names, as well as wholesale operations.

Net revenues within this segment decreased 8.6% during the three months ended September 28, 2025, compared to the same period of the prior year, primarily due to lower e-commerce revenue due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth, and lower wholesale volumes largely due to a shift in the timing of shipments from the first quarter a year ago to the second quarter of this fiscal year.

During the three months ended September 28, 2025, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 8.4% compared to the same period of the prior year. In addition, the average order value for the three months ended September 28, 2025 increased 0.6% compared to the same period of the prior year.
Gross profit

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)

Gross profit	$76,762	$92,319	-16.9%
Gross profit %	35.7%	38.1%
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
Gross profit decreased 16.9% during the three months ended September 28, 2025 compared to the same period of the prior year, primarily due to lower revenues as noted above.
During the three months ended September 28, 2025, the gross profit percentage decreased 240 basis points, compared to the same period of the prior year. The gross profit percentage declines were across all segments.
Consumer Floral & Gifts segment - Gross profit decreased by 18.9% during the three months ended September 28, 2025 compared to the same period of the prior year, due to the impact of the lower revenues noted above, as well as unfavorable gross profit percentage primarily attributable to deleveraging on the sales decline and increased tariffs, commodity, and shipping costs.
BloomNet® segment - Gross profit decreased by 4.3% during the three months ended September 28, 2025, compared to the same period of the prior year due to the impact of the lower revenues noted above, as well as unfavorable gross profit percentage primarily due to higher florist fulfillment costs and a less favorable mix between wholesale and service revenue.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 18.2% during the three months ended September 28, 2025, compared to the same period of the prior year, due to the decrease in revenue noted above, as well as unfavorable gross profit percentage primarily attributable to deleveraging on the sales decline and increased tariffs, commodity, and shipping costs.

Marketing and sales expense

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)

Marketing and sales	$69,105	$82,097	-15.8%
Percentage of net revenues	32.1%	33.9%
Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.
Marketing and sales expenses decreased 15.8% during the three months ended September 28, 2025 compared to the same period of the prior year and also decreased as a percentage of revenues, primarily due to a focus on marketing effectiveness and profitability, as well as lower labor costs.
Technology and development expense

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)

Technology and development	$14,150	$15,639	-9.5%
Percentage of net revenues	6.6%	6.5%
Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.
Technology and development expense decreased by 9.5% during the three months ended September 28, 2025, compared to the same period of the prior year, primarily due to lower labor costs, as well as the prior year period including costs related to a new customer service platform and order management system.
General and administrative expense

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)

General and administrative	$31,118	$28,526	9.1%
Percentage of net revenues	14.5%	11.8%
General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 9.1% during the three months ended September 28, 2025 compared to the same period of the prior year, primarily due to higher professional fees, insurance costs, and changes in the value of the Company's NQDC Plan investments (offset in Other expense (income), net below).
Depreciation and amortization expense

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)

Depreciation and amortization	$12,902	$13,038	-1.0%
Percentage of net revenues	6.0%	5.4%
Depreciation and amortization expense during the three months ended September 28, 2025 was in line with the prior year period.
Interest income

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)

Interest income	$(311)	$(660)	-52.9%
Interest income consists of income earned on the Company’s available cash balances.
Interest income decreased 52.9% during the three months ended September 28, 2025, due to a decline in interest earned on lower available cash balances.
Interest expense

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)

Interest expense	$4,621	$4,020	15.0%
Interest expense consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facilities (See Note 10 - Long-Term Debt, Item 1 for details).
Interest expense increased 15.0% compared to the prior year, during the three months ended September 28, 2025, due to an increase in borrowings and interest rates.

Other expense (income), net

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change

	(dollars in thousands)

Other expense (income), net	$(2,347)	$(1,767)	32.8%
Other expense (income), net consists primarily of investment losses (gains) on the Company’s NQDC Plan investments (for which the offsetting expense was recorded in the general and administration expense above).
Income Taxes
The Company recorded an income tax expense of $0.5 million during the three months ended September 28, 2025, compared to an income tax benefit of $14.4 million during the three months ended September 29, 2024. The Company’s effective tax rate for the three months ended September 28, 2025 was (0.9)%, compared to 29.6% in the same respective period of the prior year. The Company’s effective tax rate for the three months ended September 28, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to the change in valuation allowance, state income taxes and interest on uncertain tax positions. The Company’s effective tax rate for the three months ended September 29, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and non-deductible executive compensation including tax deficiencies (shortfalls) from stock-based compensation, partially offset by tax credits.

Liquidity and Capital Resources
Liquidity and borrowings
The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 10 – Long-term debt, net in Item 1 for details). At September 28, 2025, the Company had working capital of $11.7 million, including cash and cash equivalents of $7.7 million, compared to working capital of $61.3 million, including cash and cash equivalents of $46.5 million, at June 29, 2025.
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
As of September 28, 2025, the Company had $110.0 million outstanding under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements. Working capital borrowings typically peak in November, after which time cash generated from operations during the Christmas holiday shopping season is expected to enable the Company to repay such borrowings.
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
Cash Flows
Net cash used in operating activities of $139.0 million, for the three months ended September 28, 2025, was primarily attributable to the seasonal changes in net working capital, including increases in inventory, trade receivables, and prepaid and other assets, as well as the Company’s net loss during the period adjusted for depreciation and amortization and stock-based compensation.

Net cash used in investing activities of $6.7 million, for the three months ended September 28, 2025, was primarily attributable to capital expenditures related to the Company's technology initiatives.
Net cash provided by financing activities of $106.9 million, for the three months ended September 28, 2025, related primarily to net proceeds from the bank borrowings under the Company's working capital line of credit.
Free Cash Flow
Free cash flow was negative $145.6 million for the three months ended September 28, 2025, compared with free cash flow of negative $189.3 million for the three months ended September 29, 2024. The improvement of $43.7 million was primarily due to improved working capital management, coupled with favorable timing. Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.
Stock Repurchase Program
See Item 2 in Part II below for details.
Contractual Obligations
At September 28, 2025, the Company’s contractual obligations consist of:
•Long-term debt obligations - payments due under the Company's credit agreement (see Note 10 – Long-term debt, net in Item 1 for details and payments due by period).
•Operating lease obligations - payments due under the Company’s long-term operating leases (see Note 8 – Leases in Item 1 for details).
•Purchase commitments - consisting primarily of inventory and IT-related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Purchase commitments	$86,446	$14,190	$6,125	$3,863	$88	$—	$110,712
Critical Accounting Estimates
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill and other intangible assets. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since June 29, 2025.
Recently Issued Accounting Pronouncements
See Note 1 - Accounting Policies in Item 1 for details regarding the impact of accounting standards that were recently issued on our consolidated financial statements.

Forward Looking Information and Factors that May Affect Future Results
Our disclosure and analysis in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s current expectations or forecasts concerning future events and can generally be identified by the use of statements that include words such as “anticipate,” “estimate,” “expects,” “project,” “intend,” “plan,” “believe,” “foresee,” “forecast,” “likely,” "should," “will,” “goal,” “target,” or similar words or phrases. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including, but not limited to:

•the Company’s ability:
•to achieve revenue and profitability;
•to leverage its operating platform and reduce its operating expense ratio;
•to manage the seasonality of its business;
•to cost effectively acquire and retain customers and drive purchase frequency;
•to successfully integrate acquired businesses and assets;
•to reduce working capital requirements and capital expenditures;
•to mitigate the impact of supply chain cost and capacity constraints;
•to compete against existing and new competitors;
•to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•to address the effects of changes in accounting policies, practices, or assumptions, including changes that could potentially require future impairment charges;
•to successfully execute its strategic priorities; and
•to reduce promotional activities and achieve more efficient marketing programs;
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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended June 29, 2025 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to any additional risk factors in Part II, Item 1A in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from the effect of interest rate changes.
Interest Rate Risk
The Company is exposed to market risk from the effect of interest rate changes, which relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facilities bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $0.3 million during the three months ended September 28, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 28, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of September 28, 2025, $11.3 million remained authorized under the plan.
The following table sets forth, for the months indicated, the Company’s purchase of common stock during the three months ended September 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(in thousands, except shares and average price paid per share)

6/30/25 - 7/27/25	-	$-	-	$11,396
7/28/25 - 8/24/25	-	$-	-	$11,396
8/25/25 - 9/28/25	25,880	$4.98	25,880	$11,268
Total	25,880	$4.98	25,880
(1)Average price per share excludes commissions and other transaction fees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
During the three months ended September 28, 2025, none of the directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

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

1-800-FLOWERS.COM, Inc. (Registrant)

Date: October 30, 2025	By: /s/ Adolfo Villagomez Adolfo Villagomez Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025	/s/ James M. Langrock James M. Langrock Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)