Form 10-Q
period 2025-12-28
1 800 FLOWERS COM INC
filed 2026-01-29
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2025
or
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of January 23, 2026:

Class A common stock: 36,997,584
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.
FORM 10-Q
For the quarterly period ended December 28, 2025

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – December 28, 2025 (Unaudited) and June 29, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Six Months Ended December 28, 2025 and December 29, 2024	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three and Six Months Ended December 28, 2025 and December 29, 2024	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended December 28, 2025 and December 29, 2024	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

Part II.	Other Information	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

Signatures		38

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

	December 28, 2025	June 29, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$193,337	$46,502
Trade receivables, less allowances for credit losses of $2,331 and $2,440, respectively	55,666	21,693
Inventories	148,884	177,127
Prepaid and other	19,393	37,405
Total current assets	417,280	282,727

Property, plant and equipment, net	204,623	215,596
Operating lease right-of-use assets	100,477	107,476
Goodwill	37,625	37,625
Trademarks with indefinite lives	86,673	86,673
Other intangibles, net	1,875	2,691
Other assets	44,507	39,829
Total assets	$893,060	$772,617

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$123,149	$74,581
Accrued expenses	168,901	109,887
Current maturities of long-term debt	24,000	21,000
Current portion of long-term operating lease liabilities	16,711	15,918
Total current liabilities	332,761	221,386

Long-term debt, net	123,470	134,764
Long-term operating lease liabilities	93,552	99,644
Deferred tax liabilities, net	6,776	6,679
Other liabilities	46,800	41,862
Total liabilities	603,359	504,335

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 60,120,003 and 59,470,528 shares issued at December 28, 2025 and June 29, 2025, respectively	600	594
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at December 28, 2025 and June 29, 2025	323	323
Additional paid-in capital	415,881	411,280
Retained earnings	82,581	64,985
Accumulated other comprehensive loss	(140)	(140)
Treasury stock, at cost, 23,122,419 and 22,919,849 Class A shares at December 28, 2025 and June 29, 2025, respectively, and 5,280,000 Class B shares at December 28, 2025 and June 29, 2025	(209,544)	(208,760)
Total stockholders’ equity	289,701	268,282
Total liabilities and stockholders’ equity	$893,060	$772,617
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except for per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Net revenues	$702,179	$775,492	$917,379	$1,017,582
Cost of revenues (excludes depreciation and amortization)	406,713	439,899	545,151	589,670
Gross profit	295,466	335,593	372,228	427,912
Operating expenses:
Marketing and sales	156,068	187,003	225,173	269,100
Technology and development	14,438	15,973	28,588	31,612
General and administrative	37,066	27,410	68,184	55,936
Depreciation and amortization	13,569	14,130	26,471	27,168
Total operating expenses	221,141	244,516	348,416	383,816
Operating income	74,325	91,077	23,812	44,096
Interest income	(122)	(484)	(433)	(1,144)
Interest expense	6,208	4,880	10,829	8,900
Other income, net	(1,871)	(1,164)	(4,218)	(2,931)
Income before income taxes	70,110	87,845	17,634	39,271
Income tax (benefit) expense	(443)	23,497	38	9,113
Net income and comprehensive net income	$70,553	$64,348	$17,596	$30,158

Basic net income per common share	$1.11	$1.01	$0.28	$0.47

Diluted net income per common share	$1.10	$1.00	$0.28	$0.47

Weighted average shares used in the calculation of net income per common share:
Basic	63,816	63,836	63,723	64,017
Diluted	63,965	64,306	63,913	64,501
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended December 28, 2025 and December 29, 2024
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at September 28, 2025	59,544,423	$595	32,348,221	$323	$413,591	$12,028	$(140)	28,225,729	$(208,889)	$217,508
Net income	-	-	-	-	-	70,553	-	-	-	70,553
Stock-based compensation	575,580	5	-	-	2,290	-	-	-	-	2,295
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	176,690	(655)	(655)
Balance at December 28, 2025	60,120,003	$600	32,348,221	$323	$415,881	$82,581	$(140)	28,402,419	$(209,544)	$289,701

Balance at September 29, 2024	58,798,430	$588	32,348,221	$323	$401,685	$230,788	$(127)	27,085,703	$(199,840)	$433,417
Net income	-	-	-	-	-	64,348	-	-	-	64,348
Stock-based compensation	466,301	5	-	-	3,624	-	-	-	-	3,629
Exercise of stock options	16,522	-	-	-	141	-	-	-	-	141
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	790,514	(6,428)	(6,428)
Balance at December 29, 2024	59,281,253	$593	32,348,221	$323	$405,450	$295,136	$(127)	27,876,217	$(206,268)	$495,107

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended December 28, 2025 and December 29, 2024
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at June 29, 2025	59,470,528	$594	32,348,221	$323	$411,280	$64,985	$(140)	28,199,849	$(208,760)	$268,282
Net income	-	-	-	-	-	17,596	-	-	-	17,596
Stock-based compensation	649,475	6	-	-	4,601	-	-	-	-	4,607
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	202,570	(784)	(784)
Balance at December 28, 2025	60,120,003	$600	32,348,221	$323	$415,881	$82,581	$(140)	28,402,419	$(209,544)	$289,701

Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342
Net income	-	-	-	-	-	30,158	-	-	-	30,158
Stock-based compensation	467,301	5	-	-	6,103	-	-	-	-	6,108
Exercise of stock options	21,257	-	-	-	182	-	-	-	-	182
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	950,927	(7,683)	(7,683)
Balance at December 29, 2024	59,281,253	$593	32,348,221	$323	$405,450	$295,136	$(127)	27,876,217	$(206,268)	$495,107

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	December 28, 2025	December 29, 2024

Operating activities:
Net income	$17,596	$30,158
Reconciliation of net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	26,471	27,168
Amortization of deferred financing costs	706	361
Deferred income taxes	421	(1,496)
Bad debt expense	62	131
Stock-based compensation	4,607	6,108
Other non-cash items	(392)	(412)
Changes in operating items, net of acquisitions:
Trade receivables	(30,380)	(43,400)
Inventories	28,243	20,446
Prepaid and other	18,013	5,850
Accounts payable and accrued expenses	103,602	104,671
Other assets and liabilities	1,960	1,722
Net cash provided by operating activities	170,909	151,307

Investing activities:
Acquisitions, net of cash acquired	-	(3,000)
Capital expenditures	(14,290)	(23,023)
Net cash used in investing activities	(14,290)	(26,023)

Financing activities:
Acquisition of treasury stock	(784)	(7,683)
Proceeds from exercise of employee stock options	-	182
Proceeds from bank borrowings	175,000	110,000
Repayment of bank borrowings	(184,000)	(140,000)
Net cash used in financing activities	(9,784)	(37,501)

Net change in cash and cash equivalents	146,835	87,783
Cash and cash equivalents:
Beginning of period	46,502	159,437
End of period	$193,337	$247,220
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 28, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2026. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025.
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
Our total deferred revenue as of June 29, 2025 was $23.7 million of which $7.9 million and $21.1 million was recognized as revenue during the three and six months ended December 28, 2025. The deferred revenue balance as of December 28, 2025 was $30.0 million and is included within the “Accrued expenses” line item in the consolidated balance sheets.
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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

	(in thousands, except per share data)
Numerator:
Net income	$70,553	$64,348	$17,596	$30,158

Denominator:
Weighted average shares outstanding	63,816	63,836	63,723	64,017
Effect of dilutive stock options and unvested restricted stock awards	149	470	190	484

Diluted weighted-average shares and assumed conversions	63,965	64,306	63,913	64,501

Net income per common share
Basic	$1.11	$1.01	$0.28	$0.47
Diluted	$1.10	$1.00	$0.28	$0.47
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
Note 4 – Inventory
The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	December 28, 2025	June 29, 2025

	(in thousands)
Finished goods	$98,169	$99,703
Work-in-process	11,261	19,256
Raw materials	39,454	58,168
Total inventory	$148,884	$177,127

Note 5 – Property, plant and equipment, net
The Company’s property, plant and equipment, net consists of the following:

	December 28, 2025	June 29, 2025

	(in thousands)
Land	$33,792	$33,811
Orchards in production and land improvements	21,605	21,539
Building and building improvements	70,618	70,479
Leasehold improvements	32,162	31,866
Production equipment	134,793	135,213
Furniture and fixtures	9,613	9,517
Computer and telecommunication equipment	42,562	41,378
Software	226,156	208,960
Capital projects in progress	6,275	13,313
Property, plant and equipment, gross	577,576	566,076
Accumulated depreciation and amortization	(372,953)	(350,480)
Property, plant and equipment, net	$204,623	$215,596
Note 6 – Goodwill, Trademarks with indefinite lives and other intangibles, net
The following table presents goodwill by segment:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total

	(in thousands)
Balance at June 29, 2025 and December 28, 2025	$34,554	$2,960	$111	$37,625
The total carrying value of goodwill is reflected net of $252.4 million of accumulated impairment charges, of which $119.0 million is related to the Consumer Floral & Gifts reporting unit and $133.4 million is related to the Gourmet Foods & Gift Baskets reporting unit.
The Company’s trademarks with indefinite lives and other intangible assets, net consists of the following:

		December 28, 2025			June 29, 2025
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$6,832	$588	$7,420	$6,780	$640
Customer lists	3 - 10	29,647	28,552	1,095	29,647	27,818	1,829
Other	5 - 14	2,946	2,754	192	2,946	2,724	222
Total intangible assets with determinable lives		40,013	38,138	1,875	40,013	37,322	2,691
Trademarks with indefinite lives		86,673	-	86,673	86,673	-	86,673
Total identifiable intangible assets		$126,686	$38,138	$88,548	$126,686	$37,322	$89,364

Future estimated amortization expense is as follows: remainder of fiscal 2026 - $0.6 million, fiscal 2027 - $0.6 million, fiscal 2028 - $0.3 million, fiscal 2029 - $0.2 million, fiscal 2030 - $0.1 million and thereafter - $0.1 million.
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
Note 7 – Investments
Equity investments without a readily determinable fair value
Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.4 million as of both December 28, 2025 and June 29, 2025.
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
Additional information related to the Company's leases is as follows:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

	(in thousands)
Lease costs:
Operating lease costs	$5,838	$5,993	$11,694	$11,997
Variable lease costs	7,258	6,829	14,397	13,356
Short-term lease cost	2,263	2,310	2,979	3,065
Sublease income	(104)	(206)	(274)	(436)
Total lease costs	$15,255	$14,926	$28,796	$27,982

Cash paid for amounts included in measurement of operating lease liabilities			$9,993	$10,376
Right-of-use assets obtained in exchange for new operating lease liabilities			$2,045	$5,855

December 28, 2025

Weighted-average remaining lease term - operating leases (in years)	7.1
Weighted-discount rate - operating leases	4.7%

Maturities of lease liabilities in accordance with ASC 842 as of December 28, 2025 and reconciliation to the consolidated balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2026	$10,992
2027	20,363
2028	19,395
2029	18,423
2030	15,364
Thereafter	45,710
Total future minimum lease payments	130,247
Less: Imputed remaining interest	19,984
Total operating lease liabilities	110,263
Less: Current portion of long-term operating lease liabilities	16,711
Long-term operating lease liabilities	$93,552
Note 9 – Accrued expenses
Accrued expenses consists of the following:

	December 28, 2025	June 29, 2025

	(in thousands)
Payroll and employee benefits	$35,014	$23,385
Deferred revenue	29,993	23,710
Accrued marketing expenses	13,221	11,116
Accrued florist payout	18,222	9,615
Accrued purchases	26,802	12,438
Other	45,649	29,623
Accrued expenses	$168,901	$109,887

Severance and Restructuring Charges
During the quarter ended December 28, 2025, the Company recorded severance and restructuring charges of $6.1 million primarily related to an enterprise reduction in workforce focused on reducing costs and streamlining the organization. These costs are included within the “General and administrative” line item in the consolidated statement of operations. The majority of these costs are expected to be paid during the remainder of fiscal 2026. At December 28, 2025, the Company had $5.3 million recorded related to these charges within the “Accrued expenses” line item in the consolidated balance sheet.

Note 10 – Long-term debt, net
The Company’s current and long-term debt, net consists of the following:

	December 28, 2025	June 29, 2025

	(in thousands)
Revolving credit facility	$-	$-
Term loan	151,000	160,000
Deferred financing costs	(3,530)	(4,236)
Total debt	147,470	155,764
Less: current maturities of long-term debt	24,000	21,000
Long-term debt, net	$123,470	$134,764
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
For each borrowing under the Existing Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one-month interest period plus 1.0%, or (2) an adjusted SOFR rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods. The effective interest rate as of December 28, 2025 related to the Company's outstanding borrowings was 7.6%.
The principal of the outstanding term loan under the Existing Credit Agreement (the "Term Loan") is subject to a quarterly payment of $3.0 million, which commenced on September 26, 2025, increasing to a quarterly payment of $6.0 million for the next 10 payments, with the remaining balance of $97.0 million due upon maturity on June 27, 2028. Future principal Term Loan payments are as follows: $12.0 million – remainder of fiscal 2026, $24.0 million – fiscal 2027, and $115.0 million – fiscal 2028.
The Existing Credit Agreement requires that, while any borrowings or commitments are outstanding, the Company comply with certain financial covenants and certain affirmative covenants and negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments, make certain restricted payments and, during the period (the “Affected Period”) from May 6, 2025 until the date the Company has (x) demonstrated compliance with the financial covenants as in effect under the Third Restated Credit Agreement as amended by the First Amendment and (y) if applicable, elected to terminate the Applicable Period during which various modifications set forth in the Second Amendment are in effect, hold cash deposits in accounts not maintained with lenders under the Existing Credit Agreement or their affiliates. The Company was in compliance with these covenants as of December 28, 2025. The Existing Credit Agreement is secured by substantially all of the assets of the Company.
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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3

	(in thousands)
Assets (Liabilities) as of December 28, 2025
Trading securities held in a “rabbi trust” (1)	$43,250	$43,250	$-	$-
	$43,250	$43,250	$-	$-

Assets (Liabilities) as of June 29, 2025
Trading securities held in a “rabbi trust” (1)	$38,370	$38,370	$-	$-
	$38,370	$38,370	$-	$-
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
Note 12 – Income taxes
The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three and six months ended December 28, 2025 were (0.6)% and 0.2% compared to 26.7% and 23.2% in the same periods of the prior year. The Company’s effective tax rate for the three and six months ended December 28, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to the change in valuation allowance, state income taxes and interest on uncertain tax positions. The Company’s effective tax rate for the three and six months ended December 29, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, tax deficiencies (shortfalls) from stock-based compensation and increases in valuation allowances, partially offset by tax credits.

For the year ended June 29, 2025, the Company had a total valuation allowance of approximately $40.6 million primarily related to net operating losses, charitable contributions, and deferred tax assets that are not more likely than not realizable. For the six months ended December 28, 2025, the Company decreased its valuation allowance by $5.8 million.

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

Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, and Things Remembered® brands, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

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
The Company evaluates performance for its reportable segments based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. This information is used by the Chief Executive Officer to measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The Chief Executive Officer also uses this measure to monitor trends in year-over-year performance and to compare actual results to the Company's budget and forecasts.
Management’s measure of profitability for these segments does not include the effect of corporate overhead (see (c) below), nor does it include depreciation and amortization, other expense (income), net, income taxes, or stock-based compensation, which are included within corporate overhead. Sales, cost of revenues, and operating expenses are also provided to the Chief Executive Officer. No asset information is provided for the reportable segments as this information is reviewed at the consolidated level by management and not by segment.

Three Months Ended December 28, 2025
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$181,245	$22,124	$498,989	$702,358

Corporate				89
Intercompany eliminations				(268)
Net revenues				702,179

Cost of revenues (excludes depreciation and amortization) (a)	108,488	10,857	287,735

Marketing and sales	51,564	3,812	98,984

Other segment items (b)	5,657	1,295	8,799

Segment contribution margin	15,536	6,160	103,471	125,167

Corporate expenses (c)				37,273
Depreciation and amortization				13,569
Operating income				74,325

Interest income				(122)
Interest expense				6,208
Other income, net				(1,871)
Income before income taxes				$70,110

Three Months Ended December 29, 2024
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$234,349	$22,837	$518,454	$775,640

Corporate				113
Intercompany eliminations				(261)
Net revenues				775,492

Cost of revenues (excludes depreciation and amortization) (a)	136,061	11,213	293,064

Marketing and sales	71,144	3,148	110,490

Other segment items (b)	5,557	1,016	7,623

Segment contribution margin	21,587	7,460	107,277	136,324

Corporate expenses (c)				31,117
Depreciation and amortization				14,130
Operating income				91,077

Interest income				(484)
Interest expense				4,880
Other income, net				(1,164)
Income before income taxes				$87,845

Six Months Ended December 28, 2025
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$296,675	$45,249	$575,773	$917,697

Corporate				157
Intercompany eliminations				(475)
Net revenues				917,379

Cost of revenues (excludes depreciation and amortization) (a)	180,174	22,952	342,558

Marketing and sales	86,566	7,825	127,298

Other segment items (b)	9,898	2,373	15,804

Segment contribution margin	20,037	12,099	90,113	122,249

Corporate expenses (c)				71,966
Depreciation and amortization				26,471
Operating income				23,812

Interest income				(433)
Interest expense				10,829
Other income, net				(4,218)
Income before income taxes				$17,634

Six Months Ended December 29, 2024
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$369,529	$45,912	$602,457	$1,017,898

Corporate				202
Intercompany eliminations				(518)
Net revenues				1,017,582

Cost of revenues (excludes depreciation and amortization) (a)	217,312	22,760	350,223

Marketing and sales	115,603	6,947	142,388

Other segment items (b)	10,083	1,904	14,822

Segment contribution margin	26,531	14,301	95,024	135,856

Corporate expenses (c)				64,592
Depreciation and amortization				27,168
Operating income				44,096

Interest income				(1,144)
Interest expense				8,900
Other income, net				(2,931)
Income before income taxes				$39,271

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

The following table represents a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

	(in thousands)
Net revenues
E-commerce	$179,534	$232,514	$-	$-	$416,132	$444,812	$-	$-	$595,666	$677,326
Other	1,711	1,835	22,124	22,837	82,857	73,642	(179)	(148)	106,513	98,166
Total net revenues	$181,245	$234,349	$22,124	$22,837	$498,989	$518,454	$(179)	$(148)	$702,179	$775,492

Other revenues detail
Retail and other	1,711	1,835	-	-	5,263	4,559	-	-	6,974	6,394
Wholesale	-	-	8,563	8,571	77,594	69,083	-	-	86,157	77,654
BloomNet services	-	-	13,561	14,266	-	-	-	-	13,561	14,266
Corporate	-	-	-	-	-	-	89	113	89	113
Eliminations	-	-	-	-	-	-	(268)	(261)	(268)	(261)
Total other revenues	$1,711	$1,835	$22,124	$22,837	$82,857	$73,642	$(179)	$(148)	$106,513	$98,166

	Six Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

	(in thousands)
Net revenues
E-commerce	$293,620	$366,058	$-	$-	$471,060	$504,442	$-	$-	$764,680	$870,500
Other	3,055	3,471	45,249	45,912	104,713	98,015	(318)	(316)	152,699	147,082
Total net revenues	$296,675	$369,529	$45,249	$45,912	$575,773	$602,457	$(318)	$(316)	$917,379	$1,017,582

Other revenues detail
Retail and other	3,055	3,471	-	-	7,183	6,343	-	-	10,238	9,814
Wholesale	-	-	19,539	18,683	97,530	91,672	-	-	117,069	110,355
BloomNet services	-	-	25,710	27,229	-	-	-	-	25,710	27,229
Corporate	-	-	-	-	-	-	157	202	157	202
Eliminations	-	-	-	-	-	-	(475)	(518)	(475)	(518)
Total other revenues	$3,055	$3,471	$45,249	$45,912	$104,713	$98,015	$(318)	$(316)	$152,699	$147,082

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
Business Overview
1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of thoughtful expressions designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger®, and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco®, a resource for floral gifts and seasonal décor; and DesignPac®, a manufacturer of gift baskets and towers; and Card Isle®, an e-commerce greeting card service.

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
The Company presents EBITDA and Adjusted EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and Adjusted EBITDA as factors to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA and Adjusted EBITDA-related items to determine its interest rate and to measure compliance with certain covenants. EBITDA and Adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.
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

The following table presents EBITDA and Adjusted EBITDA:

Reconciliation of net income to Adjusted EBITDA (non-GAAP):	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

	(in thousands)
Net income	$70,553	$64,348	$17,596	$30,158
Add: Interest expense and other, net	4,215	3,232	6,178	4,825
Add: Depreciation and amortization	13,569	14,130	26,471	27,168
Add: Income tax (benefit) expense	(443)	23,497	38	9,113
EBITDA	87,894	105,207	50,283	71,264
Add: Stock-based compensation	2,295	3,629	4,607	6,108
Add: Compensation charge related to NQDC Plan investment appreciation	1,850	1,135	4,202	2,873
Add: System implementation costs	-	6,307	-	8,087
Add: Restructuring cost/Severance	6,079	-	6,079	-
Adjusted EBITDA	$98,118	$116,278	$65,171	$88,332
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

The following table presents the adjusted net income and adjusted net income per common share:

Reconciliation of net income to adjusted net income (non-GAAP):	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

	(in thousands, except for share data)
Net income	$70,553	$64,348	$17,596	$30,158
Adjustments to reconcile net income to adjusted net income (non-GAAP)
Add: System implementation costs	-	6,307	-	8,087
Add: Restructuring cost/Severance	6,079	-	6,079	-
Deduct: Tax related adjustments	29	(1,475)	29	(2,002)
Adjusted net income (non-GAAP)	$76,661	$69,180	$23,704	$36,243

Basic and diluted net income per common share
Basic	$1.11	$1.01	$0.28	$0.47
Diluted	$1.10	$1.00	$0.28	$0.47

Basic and diluted adjusted net income per common share (non-GAAP)
Basic	$1.20	$1.08	$0.37	$0.57
Diluted	$1.20	$1.08	$0.37	$0.56

Weighted average shares used in the calculation of basic and diluted net income and adjusted net income per common share
Basic	63,816	63,836	63,723	64,017
Diluted	63,965	64,306	63,913	64,501
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
The following table presents the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments:

	Three Months Ended

	December 28, 2025	Restructuring Cost / Severance	As Adjusted (non-GAAP) December 28, 2025	December 29, 2024	System Implementation Costs	As Adjusted (non-GAAP) December 29, 2024	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$181,245	$-	$181,245	$234,349	$-	$234,349	-22.7%
BloomNet	22,124	-	22,124	22,837	-	22,837	-3.1%
Gourmet Foods & Gift Baskets	498,989	-	498,989	518,454	-	518,454	-3.8%
Corporate	89	-	89	113	-	113	-21.2%
Intercompany eliminations	(268)	-	(268)	(261)	-	(261)	-2.7%
Total net revenues	$702,179	$-	$702,179	$775,492	$-	$775,492	-9.5%

Gross profit:
Consumer Floral & Gifts	$72,757	$-	$72,757	$98,288	$-	$98,288	-26.0%
	40.1%		40.1%	41.9%		41.9%

BloomNet	11,267	-	11,267	11,624	-	11,624	-3.1%
	50.9%		50.9%	50.9%		50.9%

Gourmet Foods & Gift Baskets	211,254	-	211,254	225,390	1,992	227,382	-7.1%
	42.3%		42.3%	43.5%		43.9%

Corporate	188	-	188	291	-	291	-35.4%
	211.2%		211.2%	257.5%		257.5%

Total gross profit	$295,466	$-	$295,466	$335,593	$1,992	$337,585	-12.5%
	42.1%		42.1%	43.3%		43.5%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$15,536	$1,108	$16,644	$21,587	$-	$21,587	-22.9%
BloomNet	6,160	248	6,408	7,460	-	7,460	-14.1%
Gourmet Foods & Gift Baskets	103,471	1,813	105,284	107,277	4,166	111,443	-5.5%
Segment Contribution Margin Subtotal	125,167	3,169	128,336	136,324	4,166	140,490	-8.7%
Corporate (b)	(37,273)	2,910	(34,363)	(31,117)	2,141	(28,976)	-18.6%
EBITDA (non-GAAP)	87,894	6,079	93,973	105,207	6,307	111,514	-15.7%
Add: Stock-based compensation	2,295	-	2,295	3,629	-	3,629	-36.8%
Add: Compensation charge related to NQDC Plan investment appreciation	1,850	-	1,850	1,135	-	1,135	63.0%
Adjusted EBITDA (non-GAAP) (c)	$92,039	$6,079	$98,118	$109,971	$6,307	$116,278	-15.6%

	Six Months Ended

	December 28, 2025	Restructuring Cost / Severance	As Adjusted (non-GAAP) December 28, 2025	December 29, 2024	System Implementation Costs	As Adjusted (non-GAAP) December 29, 2024	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$296,675	$-	$296,675	$369,529	$-	$369,529	-19.7%
BloomNet	45,249	-	45,249	45,912	-	45,912	-1.4%
Gourmet Foods & Gift Baskets	575,773	-	575,773	602,457	-	602,457	-4.4%
Corporate	157	-	157	202	-	202	-22.3%
Intercompany eliminations	(475)	-	(475)	(518)	-	(518)	8.3%
Total net revenues	$917,379	$-	$917,379	$1,017,582	$-	$1,017,582	-9.8%

Gross profit:
Consumer Floral & Gifts	$116,501	$-	$116,501	$152,217	$-	$152,217	-23.5%
	39.3%		39.3%	41.2%		41.2%

BloomNet	22,297	-	22,297	23,152	-	23,152	-3.7%
	49.3%		49.3%	50.4%		50.4%

Gourmet Foods & Gift Baskets	233,215	-	233,215	252,234	1,992	254,226	-8.3%
	40.5%		40.5%	41.9%		42.2%

Corporate	215	-	215	309	-	309	-30.4%
	136.9%		136.9%	153.0%		153.0%

Total gross profit	$372,228	$-	$372,228	$427,912	$1,992	$429,904	-13.4%
	40.6%		40.6%	42.1%		42.2%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$20,037	$1,108	$21,145	$26,531	$-	$26,531	-20.3%
BloomNet	12,099	248	12,347	14,301	-	14,301	-13.7%
Gourmet Foods & Gift Baskets	90,113	1,813	91,926	95,024	5,079	100,103	-8.2%
Segment Contribution Margin Subtotal	122,249	3,169	125,418	135,856	5,079	140,935	-11.0%
Corporate (b)	(71,966)	2,910	(69,056)	(64,592)	3,008	(61,584)	-12.1%
EBITDA (non-GAAP)	50,283	6,079	56,362	71,264	8,087	79,351	-29.0%
Add: Stock-based compensation	4,607	-	4,607	6,108	-	6,108	-24.6%
Add: Compensation charge related to NQDC Plan investment appreciation	4,202	-	4,202	2,873	-	2,873	46.3%
Adjusted EBITDA (non-GAAP) (c)	$59,092	$6,079	$65,171	$80,245	$8,087	$88,332	-26.2%

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
The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure:

	Six Months Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Net cash provided by operating activities	$170,909	$151,307
Capital expenditures	(14,290)	(23,023)
Free cash flow	$156,619	$128,284
Results of Operations
Net revenues

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)
Net revenues:
E-Commerce	$595,666	$677,326	-12.1%	$764,680	$870,500	-12.2%
Other	106,513	98,166	8.5%	152,699	147,082	3.8%
Total net revenues	$702,179	$775,492	-9.5%	$917,379	$1,017,582	-9.8%
Net revenues consist primarily of the selling price of the merchandise, service and outbound shipping charges, less discounts, returns and credits.
Net revenues decreased 9.5% and 9.8% during the three and six months ended December 28, 2025, respectively, mainly due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth, offset in part by increased wholesale volume.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)
Net revenues
E-commerce	$179,534	$232,514	-22.8%	$-	$-	-%	$416,132	$444,812	-6.4%	$-	$-	$595,666	$677,326	-12.1%
Other	1,711	1,835	-6.8%	22,124	22,837	-3.1%	82,857	73,642	12.5%	(179)	(148)	106,513	98,166	8.5%
Total net revenues	$181,245	$234,349	-22.7%	$22,124	$22,837	-3.1%	$498,989	$518,454	-3.8%	$(179)	$(148)	$702,179	$775,492	-9.5%

Other revenues detail
Retail and other	1,711	1,835	-6.8%	-	-	-	5,263	4,559	15.4%	-	-	6,974	6,394	9.1%
Wholesale	-	-	-%	8,563	8,571	-0.1%	77,594	69,083	12.3%	-	-	86,157	77,654	10.9%
BloomNet services	-	-	-%	13,561	14,266	-4.9%	-	-	-	-	-	13,561	14,266	-4.9%
Corporate	-	-	-%	-	-	-	-	-	-	89	113	89	113	-21.2%
Eliminations	-	-	-%	-	-	-	-	-	-	(268)	(261)	(268)	(261)	-2.7%
Total other revenues	$1,711	$1,835	-6.8%	$22,124	$22,837	-3.1%	$82,857	$73,642	12.5%	$(179)	$(148)	$106,513	$98,166	8.5%

	Six Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)
Net revenues
E-commerce	$293,620	$366,058	-19.8%	$-	$-	-%	$471,060	$504,442	-6.6%	$-	$-	$764,680	$870,500	-12.2%
Other	3,055	3,471	-12.0%	45,249	45,912	-1.4%	104,713	98,015	6.8%	(318)	(316)	152,699	147,082	3.8%
Total net revenues	$296,675	$369,529	-19.7%	$45,249	$45,912	-1.4%	$575,773	$602,457	-4.4%	$(318)	$(316)	$917,379	$1,017,582	-9.8%

Other revenues detail
Retail and other	3,055	3,471	-12.0%	-	-	-	7,183	6,343	13.2%	-	-	10,238	9,814	4.3%
Wholesale	-	-	-%	19,539	18,683	4.6%	97,530	91,672	6.4%	-	-	117,069	110,355	6.1%
BloomNet services	-	-	-%	25,710	27,229	-5.6%	-	-	-	-	-	25,710	27,229	-5.6%
Corporate	-	-	-%	-	-	-	-	-	-	157	202	157	202	-22.3%
Eliminations	-	-	-%	-	-	-	-	-	-	(475)	(518)	(475)	(518)	8.3%
Total other revenues	$3,055	$3,471	-12.0%	$45,249	$45,912	-1.4%	$104,713	$98,015	6.8%	$(318)	$(316)	$152,699	$147,082	3.8%

Revenue by sales channel:
E-commerce revenues (combined online and telephonic) decreased 12.1% and 12.2% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year, primarily due to the decline in demand across our segments.
During the three and six months ended December 28, 2025, the Company fulfilled approximately 6.2 million and 8.2 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 16.4% and 16.0% compared to the same periods of the prior year. During the three and six months ended December 28, 2025, the average order value increased 5.2% and 4.6% to $96.82 and $92.88, respectively, compared to the same periods of the prior year.
Other revenues are comprised of the Company’s BloomNet® segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three and six months ended December 28, 2025 increased 8.5% and 3.8%, respectively, compared to the same periods of the prior year, primarily due to higher wholesale volume within the Gourmet Foods & Gift Baskets segment due to increased orders from big box retailers.

Revenue by segment:
Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, and Things Remembered®, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues decreased 22.7% and 19.7% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth.
During the three and six months ended December 28, 2025, Consumer Floral & Gifts orders through the Company's e-commerce sales channel (online and telephonic sales) decreased 26.0% and 23.0%, respectively, compared to the same periods of the prior year. In addition, during the three and six months ended December 28, 2025, the average order value increased 4.4% and 4.1%, respectively, compared to the same periods of the prior year.

BloomNet® - revenues in this segment are derived from membership fees, as well as other product and service offerings.
Net revenues decreased 3.1% and 1.4% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year. The revenue decrease was primarily due to lower membership and transaction revenues primarily from lower network order volumes and lower directory revenue.

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

Net revenues within this segment decreased 3.8% and 4.4% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year, primarily due to lower e-commerce revenue due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth partially offset by higher wholesale volume due to increased orders from big box retailers.

During the three and six months ended December 28, 2025, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 8.6% and 8.7%, respectively, compared to the same periods of the prior year. In addition, the average order value for the three and six months ended December 28, 2025 increased 2.4% and 2.3%, respectively, compared to the same periods of the prior year.
Gross profit

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)

Gross profit	$295,466	$335,593	-12.0%	$372,228	$427,912	-13.0%
Gross profit %	42.1%	43.3%		40.6%	42.1%
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
Gross profit decreased 12.0% and 13.0% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year, primarily due to lower revenues as noted above.
During the three and six months ended December 28, 2025, the gross profit percentage decreased 120 basis points and 150 basis points, respectively, compared to the same periods of the prior year. The gross profit percentage declines were across all segments.
Consumer Floral & Gifts segment - Gross profit decreased by 26.0% and 23.5% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year, due to the impact of the lower revenues noted above, as well as unfavorable gross profit percentage primarily attributable to deleveraging on the sales decline and increased tariffs and commodity costs.
BloomNet® segment - Gross profit decreased by 3.1% and 3.7% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year, due to the impact of the lower revenues noted above. The decline for the six months ended December 28, 2025, was also due to an unfavorable gross profit percentage primarily due to higher florist fulfillment costs and a less favorable mix between wholesale and service revenue.

Gourmet Foods & Gift Baskets segment - Gross profit decreased by 6.3% and 7.5% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year, due to the decrease in revenue noted above, as well as unfavorable gross profit percentage primarily attributable to deleveraging on the sales decline and increased tariff, commodity, and shipping costs.
Marketing and sales expense

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)

Marketing and sales	$156,068	$187,003	-16.5%	$225,173	$269,100	-16.3%
Percentage of net revenues	22.2%	24.1%		24.5%	26.4%
Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.
Marketing and sales expenses decreased 16.5% and 16.3% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year and also decreased as a percentage of revenues, primarily due to a focus on marketing effectiveness and profitability.

Technology and development expense

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)

Technology and development	$14,438	$15,973	-9.6%	$28,588	$31,612	-9.6%
Percentage of net revenues	2.1%	2.1%		3.1%	3.1%
Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.
Technology and development expense decreased by 9.6% during both the three and six months ended December 28, 2025, compared to the same periods of the prior year, primarily due to the prior year period including costs related to a new customer service platform and order management system.

General and administrative expense

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)

General and administrative	$37,066	$27,410	35.2%	$68,184	$55,936	21.9%
Percentage of net revenues	5.3%	3.5%		7.4%	5.5%
General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.
General and administrative expenses increased 35.2% and 21.9% during the three and six months ended December 28, 2025, respectively, compared to the same periods of the prior year, primarily due to higher professional fees, and changes in the value of the Company's NQDC Plan investments (offset in Other income, net below), as well as severance costs related to an enterprise reduction in workforce.
Depreciation and amortization expense

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)

Depreciation and amortization	$13,569	$14,130	-4.0%	$26,471	$27,168	-2.6%
Percentage of net revenues	1.9%	1.8%		2.9%	2.7%
Depreciation and amortization expenses decreased 4.0% and 2.6% during the three and six months ended December 28, 2025, respectively, due to timing of certain assets becoming fully depreciated.
Interest income

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)

Interest income	$(122)	$(484)	-74.8%	$(433)	$(1,144)	-62.2%
Interest income consists of income earned on the Company’s available cash balances.
Interest income decreased 74.8% and 62.2% during the three and six months ended December 28, 2025, respectively, due to a decline in interest earned on lower available cash balances.

Interest expense

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)

Interest expense	$6,208	$4,880	27.2%	$10,829	$8,900	21.7%
Interest expense consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facilities (See Note 10 - Long-term debt, net, Item 1 for details).
Interest expense increased 27.2% and 21.7% during the three and six months ended December 28, 2025, respectively, due to an increase in borrowings and interest rates.
Other income, net

	Three Months Ended			Six Months Ended
	December 28, 2025	December 29, 2024	% Change	December 28, 2025	December 29, 2024	% Change

	(dollars in thousands)

Other income, net	$(1,871)	$(1,164)	60.7%	$(4,218)	$(2,931)	43.9%
Other income, net consists primarily of investment losses (gains) on the Company’s NQDC Plan investments (for which the offsetting expense was recorded in general and administrative expense above).
Income Taxes
The Company recorded an income tax benefit of $0.4 million and income tax expense of $38.0 thousand during the three and six months ended December 28, 2025, respectively, compared to income tax expense of $23.5 million and $9.1 million during the three and six months ended December 29, 2024, respectively. The Company’s effective tax rate for the three and six months ended December 28, 2025 was (0.6)% and 0.2%, respectively, compared to 26.7% and 23.2% in the same respective periods of the prior year. The Company’s effective tax rate for the three and six months ended December 28, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to the change in valuation allowance, state income taxes and interest on uncertain tax positions. The Company’s effective tax rate for the three and six months ended December 29, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, tax deficiencies (shortfalls) from stock-based compensation and increases in valuation allowances, partially offset by tax credits.
Liquidity and Capital Resources
Liquidity and borrowings
The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 10 – Long-term debt, net in Item 1 for details). At December 28, 2025, the Company had working capital of $84.5 million, including cash and cash equivalents of $193.3 million, compared to working capital of $61.3 million, including cash and cash equivalents of $46.5 million, at June 29, 2025.
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

During the first two quarters of fiscal 2026, the Company borrowed under its revolving credit facility in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $175.0 million in November 2025. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the revolving credit facility in December 2025. Based on current projected cash flows, the Company believes that the available cash balances will be sufficient to provide for the Company's operating needs through the remainder of fiscal 2026, at which time the Company would again expect to borrow against the revolving credit facility to fund pre-holiday manufacturing and inventory purchases. The Company had no amounts outstanding under the revolving credit facility as of December 28, 2025.
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
Cash Flows
Net cash provided by operating activities of $170.9 million, for the six months ended December 28, 2025, was primarily attributable to net income during the period, adjusted by non-cash charges for depreciation and amortization and stock based compensation, combined with seasonal changes in working capital, including increases in accounts payable and accrued expenses and trade receivables and a decrease in inventory.
Net cash used in investing activities of $14.3 million, for the six months ended December 28, 2025, was primarily attributable to capital expenditures related to the Company's technology initiatives.
Net cash used in financing activities of $9.8 million, for the six months ended December 28, 2025, primarily related to net repayment of bank borrowings under the Company's working capital line of credit, as well as payments made on the Company's Term Loan.
Free Cash Flow
Free cash flow was $156.6 million for the six months ended December 28, 2025, compared with free cash flow of $128.3 million for the six months ended December 29, 2024. The improvement of $28.3 million was primarily due to improved working capital management, coupled with favorable timing. Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.
Stock Repurchase Program
See Item 2 in Part II below for details.
Contractual Obligations
At December 28, 2025, the Company’s contractual obligations consist of:
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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Purchase commitments	$49,285	$15,131	$6,506	$3,915	$88	$—	$74,925

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company is exposed to market risk from the effect of interest rate changes, which relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facilities bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $0.4 million and $0.7 million during the three and six months ended December 28, 2025, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 28, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of December 28, 2025, $10.6 million remained authorized under the plan.
The following table sets forth, for the months indicated, the Company’s purchase of common stock during the three months ended December 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(in thousands, except shares and average price paid per share)

09/29/25 - 10/26/25	-	$-	-	$11,268
10/27/25 - 11/23/25	119,090	$3.42	119,090	$10,860
11/24/25 - 12/28/25	57,600	$4.31	57,600	$10,612
Total	176,690	$3.71	176,690
(1)Average price per share excludes commissions and other transaction fees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
During the three months ended December 28, 2025, none of the directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Description of Executive Severance Plan, adopted effective October 17, 2025 *^
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
^ Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)

Date: January 29, 2026	By: /s/ Adolfo Villagomez Adolfo Villagomez Chief Executive Officer (Principal Executive Officer)

Date: January 29, 2026	/s/ James M. Langrock James M. Langrock Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)