Form 10-Q
period 2026-03-29
1 800 FLOWERS COM INC
filed 2026-05-07
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
or
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of May 1, 2026:

Class A common stock: 37,030,262
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.
FORM 10-Q
For the quarterly period ended March 29, 2026

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

	March 29, 2026	June 29, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,697	$46,502
Trade receivables, less allowances for credit losses of $2,786 and $2,440, respectively	33,962	21,693
Inventories	146,199	177,127
Prepaid and other	25,948	37,405
Total current assets	256,806	282,727

Property, plant and equipment, net	200,389	215,596
Operating lease right-of-use assets	100,589	107,476
Goodwill	3,071	37,625
Trademarks with indefinite lives	76,073	86,673
Other intangibles, net	1,578	2,691
Other assets	41,382	39,829
Total assets	$679,888	$772,617

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,119	$74,581
Accrued expenses	124,112	109,887
Current maturities of long-term debt	24,000	21,000
Current portion of long-term operating lease liabilities	16,980	15,918
Total current liabilities	226,211	221,386

Long-term debt, net	117,823	134,764
Long-term operating lease liabilities	93,370	99,644
Deferred tax liabilities, net	6,257	6,679
Other liabilities	43,746	41,862
Total liabilities	487,407	504,335

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 60,152,643 and 59,470,528 shares issued at March 29, 2026 and June 29, 2025, respectively	601	594
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at March 29, 2026 and June 29, 2025	323	323
Additional paid-in capital	418,768	411,280
Accumulated (deficit) retained earnings	(17,483)	64,985
Accumulated other comprehensive loss	(140)	(140)
Treasury stock, at cost, 23,135,591 and 22,919,849 Class A shares at March 29, 2026 and June 29, 2025, respectively, and 5,280,000 Class B shares at March 29, 2026 and June 29, 2025	(209,588)	(208,760)
Total stockholders’ equity	192,481	268,282
Total liabilities and stockholders’ equity	$679,888	$772,617
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except for per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Net revenues	$293,014	$331,454	$1,210,393	$1,349,036
Cost of revenues (excludes depreciation and amortization)	195,717	226,455	740,868	816,125
Gross profit	97,297	104,999	469,525	532,911
Operating expenses:
Marketing and sales	86,236	106,728	311,409	375,828
Technology and development	14,701	14,728	43,289	46,340
General and administrative	32,856	25,634	101,040	81,570
Depreciation and amortization	12,907	13,119	39,378	40,287
Goodwill impairment	34,554	113,420	34,554	113,420
Intangible impairment	10,600	24,800	10,600	24,800
Total operating expenses	191,854	298,429	540,270	682,245
Operating loss	(94,557)	(193,430)	(70,745)	(149,334)
Interest income	(1,057)	(1,477)	(1,490)	(2,621)
Interest expense	3,247	2,939	14,076	11,839
Other expense (income), net	3,111	1,827	(1,107)	(1,104)
Loss before income taxes	(99,858)	(196,719)	(82,224)	(157,448)
Income tax expense (benefit)	206	(18,475)	244	(9,362)
Net loss and comprehensive net loss	$(100,064)	$(178,244)	$(82,468)	$(148,086)

Basic and diluted net loss per common share	$(1.56)	$(2.80)	$(1.29)	$(2.32)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,068	63,598	63,838	63,877
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 29, 2026 and March 30, 2025
	Common Stock				Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at December 28, 2025	60,120,003	$600	32,348,221	$323	$415,881	$82,581	$(140)	28,402,419	$(209,544)	$289,701
Net loss	-	-	-	-	-	(100,064)	-	-	-	(100,064)
Stock-based compensation	32,640	1	-	-	2,887	-	-	-	-	2,888
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	13,172	(44)	(44)
Balance at March 29, 2026	60,152,643	$601	32,348,221	$323	$418,768	$(17,483)	$(140)	28,415,591	$(209,588)	$192,481

Balance at December 29, 2024	59,281,253	$593	32,348,221	$323	$405,450	$295,136	$(127)	27,876,217	$(206,268)	$495,107
Net loss	-	-	-	-	-	(178,244)	-	-	-	(178,244)
Stock-based compensation	75,549	-	-	-	2,998	-	-	-	-	2,998
Exercise of stock options	11,486	-	-	-	99	-	-	-	-	99
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	276,760	(2,230)	(2,230)
Balance at March 30, 2025	59,368,288	$593	32,348,221	$323	$408,547	$116,892	$(127)	28,152,977	$(208,498)	$317,730

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended March 29, 2026 and March 30, 2025
	Common Stock				Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at June 29, 2025	59,470,528	$594	32,348,221	$323	$411,280	$64,985	$(140)	28,199,849	$(208,760)	$268,282
Net loss	-	-	-	-	-	(82,468)	-	-	-	(82,468)
Stock-based compensation	682,115	7	-	-	7,488	-	-	-	-	7,495
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	215,742	(828)	(828)
Balance at March 29, 2026	60,152,643	$601	32,348,221	$323	$418,768	$(17,483)	$(140)	28,415,591	$(209,588)	$192,481

Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342
Net loss	-	-	-	-	-	(148,086)	-	-	-	(148,086)
Stock-based compensation	542,850	5	-	-	9,101	-	-	-	-	9,106
Exercise of stock options	32,743	-	-	-	281	-	-	-	-	281
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	1,227,687	(9,913)	(9,913)
Balance at March 30, 2025	59,368,288	$593	32,348,221	$323	$408,547	$116,892	$(127)	28,152,977	$(208,498)	$317,730

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 29, 2026	March 30, 2025

Operating activities:
Net loss	$(82,468)	$(148,086)
Reconciliation of net loss to net cash provided by operating activities, net of acquisitions:
Goodwill and intangible impairment	45,154	138,220
Depreciation and amortization	39,378	40,287
Amortization of deferred financing costs	1,059	561
Deferred income taxes	(422)	(10,419)
Bad debt expense	294	444
Stock-based compensation	7,495	9,106
Other non-cash items	(221)	(161)
Changes in operating items, net of acquisitions:
Trade receivables	(8,908)	(11,133)
Inventories	30,928	17,569
Prepaid and other	11,457	1,669
Accounts payable and accrued expenses	(2,890)	(38,946)
Other assets and liabilities	2,004	1,595
Net cash provided by operating activities	42,860	706

Investing activities:
Acquisitions, net of cash acquired	-	(3,000)
Capital expenditures	(22,837)	(32,431)
Net cash used in investing activities	(22,837)	(35,431)

Financing activities:
Acquisition of treasury stock	(828)	(9,913)
Proceeds from exercise of employee stock options	-	281
Proceeds from bank borrowings	175,000	110,000
Repayment of bank borrowings	(190,000)	(140,000)
Debt issuance cost	-	(396)
Net cash used in financing activities	(15,828)	(40,028)

Net change in cash and cash equivalents	4,195	(74,753)
Cash and cash equivalents:
Beginning of period	46,502	159,437
End of period	$50,697	$84,684
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 29, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2026. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025.
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
Our total deferred revenue as of June 29, 2025 was $23.7 million of which $1.8 million and $22.9 million was recognized as revenue during the three and nine months ended March 29, 2026. The deferred revenue balance as of March 29, 2026 was $27.9 million and is included within the “Accrued expenses” line item in the consolidated balance sheets.
Interim Impairment Evaluation
The Company performs its annual assessment of goodwill and indefinite-lived intangibles impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.

During the quarter ended March 29, 2026, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangibles and other long-lived assets were less than their carrying amounts. After consideration of current and projected operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of March 29, 2026, and recorded a non-cash goodwill and intangible impairment charge of $45.2 million, comprised of $34.6 million related to goodwill and $10.6 million attributable to the Personalization Mall tradename (indefinite-lived intangible asset). The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired.

In the prior fiscal year, based on an impairment assessment performed for the period ended March 30, 2025, the Company recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million attributable to goodwill and $24.8 million attributable to the Personalization Mall tradename (indefinite-lived intangible asset) within the same reporting unit. The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired. In the fourth quarter of fiscal 2025, the Company recorded an immaterial adjustment of $5.6 million to increase the previously recognized non-cash goodwill impairment charge. The adjustment was the result of a change in the estimated allocation of the impairment charge between goodwill that is deductible and non-deductible for tax purposes.

See Note 6 - Goodwill, trademarks with indefinite lives and other intangibles, net for further information.

Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-12, Codification Improvements. ASU 2025-12 includes changes that clarify, correct errors in or make other minor improvements to a broad range of topics that are intended to make them easier to understand and apply, including Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”, ASC 325, “Investments – Other”, and ASC 958, “Not-for-Profit Entities”. The amendments in ASU 2025-12 are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those reporting periods, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.
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
The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

	(in thousands, except per share data)
Numerator:
Net loss	$(100,064)	$(178,244)	$(82,468)	$(148,086)

Denominator:
Weighted average shares outstanding	64,068	63,598	63,838	63,877

Adjusted weighted-average shares and assumed conversions	64,068	63,598	63,838	63,877

Net loss per common share
Basic	$(1.56)	$(2.80)	$(1.29)	$(2.32)
Diluted	$(1.56)	$(2.80)	$(1.29)	$(2.32)

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
Note 4 – Inventory
The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	March 29, 2026	June 29, 2025

	(in thousands)
Finished goods	$91,028	$99,703
Work-in-process	12,878	19,256
Raw materials	42,293	58,168
Total inventory	$146,199	$177,127
Note 5 – Property, plant and equipment, net
The Company’s property, plant and equipment, net consists of the following:

	March 29, 2026	June 29, 2025

	(in thousands)
Land	$33,792	$33,811
Orchards in production and land improvements	21,730	21,539
Building and building improvements	70,868	70,479
Leasehold improvements	32,370	31,866
Production equipment	135,068	135,213
Furniture and fixtures	9,970	9,517
Computer and telecommunication equipment	42,860	41,378
Software	231,700	208,960
Capital projects in progress	7,765	13,313
Property, plant and equipment, gross	586,123	566,076
Accumulated depreciation and amortization	(385,734)	(350,480)
Property, plant and equipment, net	$200,389	$215,596

Note 6 – Goodwill, trademarks with indefinite lives and other intangibles, net
The following table presents goodwill by segment:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total

	(in thousands)
Balance at June 29, 2025 (a)	$34,554	$2,960	$111	$37,625
Impairment	(34,554)	-	-	(34,554)
Balance at March 29, 2026 (b)	$-	$2,960	$111	$3,071
(a) The total carrying value of goodwill is reflected net of $252.4 million of accumulated impairment charges, of which $119.0 million is related to the Consumer Floral & Gifts reporting unit and $133.4 million is related to the Gourmet Foods & Gift Baskets reporting unit.
(b) The total carrying value of goodwill is reflected net of $287.0 million of accumulated impairment charges, of which $153.6 million is related to the Consumer Floral & Gifts reporting unit and $133.4 million is related to the Gourmet Foods & Gift Baskets reporting unit.
The Company’s trademarks with indefinite lives and other intangible assets, net consists of the following:

		March 29, 2026			June 29, 2025
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$6,858	$562	$7,420	$6,780	$640
Customer lists	3 - 10	29,647	28,807	840	29,647	27,818	1,829
Other	5 - 14	2,946	2,770	176	2,946	2,724	222
Total intangible assets with determinable lives		40,013	38,435	1,578	40,013	37,322	2,691
Trademarks with indefinite lives		76,073	-	76,073	86,673	-	86,673
Total identifiable intangible assets		$116,086	$38,435	$77,651	$126,686	$37,322	$89,364
Future estimated amortization expense is as follows: remainder of fiscal 2026 - $0.3 million, fiscal 2027 - $0.6 million, fiscal 2028 - $0.3 million, fiscal 2029 - $0.2 million, fiscal 2030 - $0.1 million and thereafter - $0.1 million.
The Company performs its annual assessment of goodwill and indefinite-lived intangibles impairment during its fiscal fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.
During the quarter ended March 29, 2026, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangibles and other long-lived assets were less than their carrying amounts. After consideration of current and projected operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit as of March 29, 2026.

The Company performed its goodwill impairment test by comparing the fair value of its Consumer Floral and Gifts reporting unit to its respective carrying value. The Company estimated the fair value of the Consumer Floral and Gifts reporting unit using an equal weighting of the income and market approaches, and a discount rate of 14.5%. The Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Under the income approach, the Company used a discounted cash flow methodology that required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method, the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair values of its reporting units to its current market capitalization.
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
Based on the impairment assessment performed for the period ended March 29, 2026, the Company recorded a non-cash goodwill and intangible impairment charge of $45.2 million, comprised of $34.6 million attributable to the Consumer Floral & Gifts reporting unit's goodwill and $10.6 million attributable to the Personalization Mall tradename (indefinite-lived intangible asset) within the same reporting unit. The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired.
In the prior fiscal year, during the quarter ended March 30, 2025, as a result of operating results, changes in macro-economic conditions, and a decline in market capitalization, the Company recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million attributable to goodwill and $24.8 million attributable to the Personalization Mall tradename (indefinite-lived intangible asset) within the same reporting unit. The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired. In the fourth quarter of fiscal 2025, the Company recorded an immaterial adjustment of $5.6 million to increase the previously recognized non-cash goodwill impairment charge. The adjustment was the result of a change in the estimated allocation of the impairment charge between goodwill that is deductible and non-deductible for tax purposes.
Additional indefinite-lived intangible asset considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of indefinite-lived intangible assets requires the Company to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include the assets' estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. If current expectations of future growth rates and margins are not met, if market factors outside of our control change, such as discount rates, income tax rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then indefinite-lived intangible assets might become impaired in the future.
As described above, the Company’s Personalization Mall tradename was impaired during the quarter ended March 29, 2026 and was written down to its fair value causing zero excess fair value over the carrying amount as of the impairment test date, resulting in a risk of future impairment if any assumptions, estimates, or market factors change in the future.

Note 7 – Investments
Equity investments without a readily determinable fair value
Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within “Other assets” in the Company’s consolidated balance sheets. The aggregate carrying amount of the Company’s cost method investments was $0.4 million as of both March 29, 2026 and June 29, 2025.
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

Additional information related to the Company's leases is as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

	(in thousands)
Lease costs:
Operating lease costs	$5,627	$6,002	$17,321	$17,999
Variable lease costs	6,697	6,611	21,094	19,967
Short-term lease cost	395	343	3,374	3,408
Sublease income	(95)	(198)	(369)	(634)
Total lease costs	$12,624	$12,758	$41,420	$40,740

Cash paid for amounts included in measurement of operating lease liabilities			$15,645	$16,368
Right-of-use assets obtained in exchange for new operating lease liabilities			$6,457	$11,844

March 29, 2026

Weighted-average remaining lease term - operating leases (in years)	6.9
Weighted-discount rate - operating leases	4.9%
Maturities of lease liabilities in accordance with ASC 842 as of March 29, 2026 and reconciliation to the consolidated balance sheet are as follows (in thousands):

Fiscal Year:
Remainder of 2026	$5,641
2027	21,379
2028	20,416
2029	19,312
2030	15,759
Thereafter	48,145
Total future minimum lease payments	130,652
Less: Imputed remaining interest	20,302
Total operating lease liabilities	110,350
Less: Current portion of long-term operating lease liabilities	16,980
Long-term operating lease liabilities	$93,370

Note 9 – Accrued expenses
Accrued expenses consists of the following:

	March 29, 2026	June 29, 2025

	(in thousands)
Payroll and employee benefits	$31,738	$23,385
Deferred revenue	27,857	23,710
Accrued marketing expenses	12,517	11,116
Accrued florist payout	12,738	9,615
Accrued purchases	10,356	12,438
Other	28,906	29,623
Accrued expenses	$124,112	$109,887

Severance and restructuring charges
During the three and nine months ended March 29, 2026, the Company recorded severance and restructuring charges of $5.5 million and $11.6 million, respectively, primarily related to an enterprise reduction in workforce focused on reducing costs and streamlining the organization. These costs are included within the “General and administrative” line item in the consolidated statement of operations. At March 29, 2026, the Company had $8.2 million recorded related to these charges within the “Accrued expenses” line item in the consolidated balance sheet. The Company expects the majority of these costs to be paid in the next 12 months.
Note 10 – Long-term debt, net
The Company’s current and long-term debt, net consists of the following:

	March 29, 2026	June 29, 2025

	(in thousands)
Revolving credit facility	$-	$-
Term loan	145,000	160,000
Deferred financing costs	(3,177)	(4,236)
Total debt	141,823	155,764
Less: current maturities of long-term debt	24,000	21,000
Long-term debt, net	$117,823	$134,764
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
For each borrowing under the Existing Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying (other than during the Affected Period (defined below)) based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one-month interest period plus 1.0%, or (2) an adjusted SOFR rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods. The effective interest rate as of March 29, 2026 related to the Company's outstanding borrowings was 7.3%.

The principal of the outstanding term loan under the Existing Credit Agreement (the "Term Loan") is subject to a quarterly payment of $3.0 million, which commenced on September 26, 2025, increasing to a quarterly payment of $6.0 million for the next 10 payments, with the remaining balance of $97.0 million due upon maturity on June 27, 2028. Future principal Term Loan payments are as follows: $6.0 million – remainder of fiscal 2026, $24.0 million – fiscal 2027, and $115.0 million – fiscal 2028.
The Existing Credit Agreement requires that, while any borrowings or commitments are outstanding, the Company comply with certain financial covenants and certain affirmative covenants and negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, make certain investments, make certain restricted payments and, during the period (the “Affected Period”) from May 6, 2025 until the date the Company has (x) demonstrated compliance with the financial covenants as in effect under the Third Restated Credit Agreement as amended by the First Amendment and (y) if applicable, elected to terminate the applicable period during which various modifications set forth in the Second Amendment are in effect, hold cash deposits in accounts not maintained with lenders under the Existing Credit Agreement or their affiliates. The Company was in compliance with these covenants as of March 29, 2026. The Existing Credit Agreement is secured by substantially all of the assets of the Company.
Note 11 – Fair value measurements
Cash and cash equivalents, trade and other receivables, prepaids, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. Although no trading market exists, the Company believes that the carrying amount of its debt approximates fair value due to its variable nature (these are level 2 investments). The Company’s investments in non-marketable equity instruments of private companies are carried at cost and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s remaining financial assets and liabilities are measured and recorded at fair value (see table below). The Company’s non-financial assets, such as definite lived intangible assets and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Goodwill and indefinite-lived intangibles are tested for impairment annually, or more frequently, if events occur or circumstances change such that it is more likely than not that an impairment may exist, as required under the accounting standards.
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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3

	(in thousands)
Assets (Liabilities) as of March 29, 2026
Trading securities held in a “rabbi trust” (1)	$40,140	$40,140	$-	$-
	$40,140	$40,140	$-	$-

Assets (Liabilities) as of June 29, 2025
Trading securities held in a “rabbi trust” (1)	$38,370	$38,370	$-	$-
	$38,370	$38,370	$-	$-
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
Note 12 – Income taxes
The Company computed the interim tax provision using an estimated annual effective rate, adjusted for discrete items. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rates for the three and nine months ended March 29, 2026 were (0.2)% and (0.3)% compared to 9.4% and 5.9% in the same periods of the prior year. The Company’s effective tax rates for the three and nine months ended March 29, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to the change in valuation allowance, state income taxes and interest on uncertain tax positions. The Company’s effective tax rates for the three and nine months ended March 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to establishing a valuation allowance on certain federal and state deferred tax assets (including charitable contribution carryforwards) and the permanent portion of goodwill impairment charges. The Company's effective tax rate for the three and nine months ended March 30, 2025 were also impacted by state income taxes and tax deficiencies (shortfalls) from stock-based compensation, partially offset by tax credits.

For the year ended June 29, 2025, the Company had a total valuation allowance of approximately $40.6 million primarily related to net operating losses, charitable contributions, and deferred tax assets that are not more likely than not realizable. For the nine months ended March 29, 2026, the Company increased its valuation allowance by $19.0 million.

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

Note 14 – Business segments
The Company has determined it has three business segments: Consumer Floral & Gifts, BloomNet®, and Gourmet Foods & Gift Baskets. These segments align with how operating results are reviewed by the Company's Chief Executive Officer, as Chief Operating Decision Maker to manage the business, assess performance and allocate resources, and further aligns with our product offerings.

Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, and Things Remembered® brands, derives revenues from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

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

Three Months Ended March 29, 2026
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$159,443	$26,875	$106,946	$293,264

Corporate				50
Intercompany eliminations				(300)
Net revenues				293,014

Cost of revenues (excludes depreciation and amortization) (a)	98,794	14,404	82,787

Marketing and sales	46,305	3,878	34,002

Other segment items (b)	50,695	1,166	8,895

Segment contribution margin	(36,351)	7,427	(18,738)	(47,662)

Corporate expenses (c)				33,988
Depreciation and amortization				12,907
Operating loss				(94,557)

Interest income				(1,057)
Interest expense				3,247
Other expense, net				3,111
Loss before income taxes				$(99,858)

Three Months Ended March 30, 2025
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$196,030	$28,552	$107,088	$331,670

Corporate				69
Intercompany eliminations				(285)
Net revenues				331,454

Cost of revenues (excludes depreciation and amortization) (a)	123,985	15,153	87,652

Marketing and sales	60,587	3,719	39,842

Other segment items (b)	143,148	1,208	7,396

Segment contribution margin	(131,690)	8,472	(27,802)	(151,020)

Corporate expenses (c)				29,291
Depreciation and amortization				13,119
Operating loss				(193,430)

Interest income				(1,477)
Interest expense				2,939
Other expense, net				1,827
Loss before income taxes				$(196,719)

Nine Months Ended March 29, 2026
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$456,118	$72,124	$682,719	$1,210,961

Corporate				207
Intercompany eliminations				(775)
Net revenues				1,210,393

Cost of revenues (excludes depreciation and amortization) (a)	278,968	37,356	425,345

Marketing and sales	132,871	11,703	161,300

Other segment items (b)	60,593	3,539	24,699

Segment contribution margin	(16,314)	19,526	71,375	74,587

Corporate expenses (c)				105,954
Depreciation and amortization				39,378
Operating loss				(70,745)

Interest income				(1,490)
Interest expense				14,076
Other income, net				(1,107)
Loss before income taxes				$(82,224)

Nine Months Ended March 30, 2025
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$565,559	$74,464	$709,545	$1,349,568

Corporate				271
Intercompany eliminations				(803)
Net revenues				1,349,036

Cost of revenues (excludes depreciation and amortization) (a)	341,297	37,913	437,875

Marketing and sales	176,190	10,666	182,230

Other segment items (b)	153,231	3,112	22,218

Segment contribution margin	(105,159)	22,773	67,222	(15,164)

Corporate expenses (c)				93,883
Depreciation and amortization				40,287
Operating loss				(149,334)

Interest income				(2,621)
Interest expense				11,839
Other income, net				(1,104)
Loss before income taxes				$(157,448)

(a)Segment cost of revenues includes the costs related to intercompany sales.
(b)Other segment items include technology and development and general and administrative expenses. Additionally, the Consumer Floral & Gifts segment includes goodwill and intangible impairment charges of $45.2 million and $138.2 million for both the three and nine months ended March 29, 2026 and March 30, 2025, respectively.
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

The following table represents a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

	(in thousands)
Net revenues
E-commerce	$157,356	$194,048	$-	$-	$92,434	$97,710	$-	$-	$249,790	$291,758
Other	2,087	1,982	26,875	28,552	14,512	9,378	(250)	(216)	43,224	39,696
Total net revenues	$159,443	$196,030	$26,875	$28,552	$106,946	$107,088	$(250)	$(216)	$293,014	$331,454

Other revenues detail
Retail and other	2,087	1,982	-	-	1,819	1,580	-	-	3,906	3,562
Wholesale	-	-	12,086	13,249	12,693	7,798	-	-	24,779	21,047
BloomNet services	-	-	14,789	15,303	-	-	-	-	14,789	15,303
Corporate	-	-	-	-	-	-	50	69	50	69
Eliminations	-	-	-	-	-	-	(300)	(285)	(300)	(285)
Total other revenues	$2,087	$1,982	$26,875	$28,552	$14,512	$9,378	$(250)	$(216)	$43,224	$39,696

	Nine Months Ended
	Consumer Floral & Gifts		BloomNet		Gourmet Foods & Gift Baskets		Corporate and Eliminations		Consolidated
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

	(in thousands)
Net revenues
E-commerce	$450,976	$560,106	$-	$-	$563,494	$602,152	$-	$-	$1,014,470	$1,162,258
Other	5,142	5,453	72,124	74,464	119,225	107,393	(568)	(532)	195,923	186,778
Total net revenues	$456,118	$565,559	$72,124	$74,464	$682,719	$709,545	$(568)	$(532)	$1,210,393	$1,349,036

Other revenues detail
Retail and other	5,142	5,453	-	-	9,002	7,923	-	-	14,144	13,376
Wholesale	-	-	31,625	31,932	110,223	99,470	-	-	141,848	131,402
BloomNet services	-	-	40,499	42,532	-	-	-	-	40,499	42,532
Corporate	-	-	-	-	-	-	207	271	207	271
Eliminations	-	-	-	-	-	-	(775)	(803)	(775)	(803)
Total other revenues	$5,142	$5,453	$72,124	$74,464	$119,225	$107,393	$(568)	$(532)	$195,923	$186,778

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

The following table presents EBITDA and Adjusted EBITDA:

Reconciliation of net loss to Adjusted EBITDA (non-GAAP):	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

	(in thousands)
Net loss	$(100,064)	$(178,244)	$(82,468)	$(148,086)
Add: Interest expense and other, net	5,301	3,289	11,479	8,114
Add: Depreciation and amortization	12,907	13,119	39,378	40,287
Add: Income tax expense (benefit)	206	(18,475)	244	(9,362)
EBITDA	(81,650)	(180,311)	(31,367)	(109,047)
Add: Stock-based compensation	2,888	2,998	7,495	9,106
Add: Compensation charge related to NQDC Plan investment (depreciation) appreciation	(3,126)	(1,849)	1,076	1,024
Add: System implementation costs	-	5,314	-	13,401
Add: Goodwill and intangible impairment	45,154	138,220	45,154	138,220
Add: Restructuring cost/Severance	5,510	708	11,589	708
Adjusted EBITDA	$(31,224)	$(34,920)	$33,947	$53,412
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
The following table presents the adjusted net loss and adjusted net loss per common share:

Reconciliation of net loss to adjusted net loss (non-GAAP):	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

	(in thousands, except for per share data)
Net loss	$(100,064)	$(178,244)	$(82,468)	$(148,086)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP)
Add: System implementation costs	-	5,314	-	13,401
Add: Restructuring cost/Severance	5,510	708	11,589	708
Add: Goodwill and intangible impairment	45,154	138,220	45,154	138,220
Deduct: Income tax effect on adjustments	(181)	(10,931)	(152)	(12,933)
Adjusted net loss (non-GAAP)	$(49,581)	$(44,933)	$(25,877)	$(8,690)

Basic and diluted net loss per common share	$(1.56)	$(2.80)	$(1.29)	$(2.32)

Basic and diluted adjusted net loss per common share (non-GAAP)	$(0.77)	$(0.71)	$(0.41)	$(0.14)

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net loss per common share	64,068	63,598	63,838	63,877

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

The following tables present the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments:

	Three Months Ended

	March 29, 2026	Restructuring Cost / Severance	Goodwill and Intangible Impairment	As Adjusted (non-GAAP) March 29, 2026	March 30, 2025	System Implementation Costs	Restructuring Cost / Severance	Goodwill and Intangible Impairment	As Adjusted (non-GAAP) March 30, 2025	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$159,443	$-	$-	$159,443	$196,030	$-	$-	$-	$196,030	-18.7%
BloomNet	26,875	-	-	26,875	28,552	-	-	-	28,552	-5.9%
Gourmet Foods & Gift Baskets	106,946	-	-	106,946	107,088	-	-	-	107,088	-0.1%
Corporate	50	-	-	50	69	-	-	-	69	-27.5%
Intercompany eliminations	(300)	-	-	(300)	(285)	-	-	-	(285)	-5.3%
Total net revenues	$293,014	$-	$-	$293,014	$331,454	$-	$-	$-	$331,454	-11.6%

Gross profit:
Consumer Floral & Gifts	$60,649	$-	$-	$60,649	$72,045	$-	$-	$-	$72,045	-15.8%
	38.0%			38.0%	36.8%				36.8%

BloomNet	12,471	-	-	12,471	13,399	-	-	-	13,399	-6.9%
	46.4%			46.4%	46.9%				46.9%

Gourmet Foods & Gift Baskets	24,159	-	-	24,159	19,436	4,633	-	-	24,069	0.4%
	22.6%			22.6%	18.1%				22.5%

Corporate	18	-	-	18	119	-	-	-	119	-84.9%
	36.0%			36.0%	172.5%				172.5%

Total gross profit	$97,297	$-	$-	$97,297	$104,999	$4,633	$-	$-	$109,632	-11.3%
	33.2%			33.2%	31.7%				33.1%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$(36,351)	$1,553	$45,154	$10,356	$(131,690)	$-	$-	$138,220	$6,530	58.6%
BloomNet	7,427	33	-	7,460	8,472	-	33	-	8,505	-12.3%
Gourmet Foods & Gift Baskets	(18,738)	2,912	-	(15,826)	(27,802)	5,314	181	-	(22,307)	29.1%
Segment Contribution Margin Subtotal	(47,662)	4,498	45,154	1,990	(151,020)	5,314	214	138,220	(7,272)	127.4%
Corporate (b)	(33,988)	1,012	-	(32,976)	(29,291)	-	494	-	(28,797)	-14.5%
EBITDA (non-GAAP)	(81,650)	5,510	45,154	(30,986)	(180,311)	5,314	708	138,220	(36,069)	14.1%
Add: Stock-based compensation	2,888	-	-	2,888	2,998	-	-	-	2,998	-3.7%
Add: Compensation charge related to NQDC Plan investment (depreciation) appreciation	(3,126)	-	-	(3,126)	(1,849)	-	-	-	(1,849)	-69.1%
Adjusted EBITDA (non-GAAP) (c)	$(81,888)	$5,510	$45,154	$(31,224)	$(179,162)	$5,314	$708	$138,220	$(34,920)	10.6%

	Nine Months Ended

	March 29, 2026	Restructuring Cost / Severance	Goodwill and Intangible Impairment	As Adjusted (non-GAAP) March 29, 2026	March 30, 2025	System Implementation Costs	Restructuring Cost / Severance	Goodwill and Intangible Impairment	As Adjusted (non-GAAP) March 30, 2025	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$456,118	$-	$-	$456,118	$565,559	$-	$-	$-	$565,559	-19.4%
BloomNet	72,124	-	-	72,124	74,464	-	-	-	74,464	-3.1%
Gourmet Foods & Gift Baskets	682,719	-	-	682,719	709,545	-	-	-	709,545	-3.8%
Corporate	207	-	-	207	271	-	-	-	271	-23.6%
Intercompany eliminations	(775)	-	-	(775)	(803)	-	-	-	(803)	3.5%
Total net revenues	$1,210,393	$-	$-	$1,210,393	$1,349,036	$-	$-	$-	$1,349,036	-10.3%

Gross profit:
Consumer Floral & Gifts	$177,150	$-	$-	$177,150	$224,262	$-	$-	$-	$224,262	-21.0%
	38.8%			38.8%	39.7%				39.7%

BloomNet	34,768	-	-	34,768	36,551	-	-	-	36,551	-4.9%
	48.2%			48.2%	49.1%				49.1%

Gourmet Foods & Gift Baskets	257,374	-	-	257,374	271,670	6,625	-	-	278,295	-7.5%
	37.7%			37.7%	38.3%				39.2%

Corporate	233	-	-	233	428	-	-	-	428	-45.6%
	112.6%			112.6%	157.9%				157.9%

Total gross profit	$469,525	$-	$-	$469,525	$532,911	$6,625	$-	$-	$539,536	-13.0%
	38.8%			38.8%	39.5%				40.0%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$(16,314)	$2,661	$45,154	$31,501	$(105,159)	$-	$-	$138,220	$33,061	-4.7%
BloomNet	19,526	281	-	19,807	22,773	-	33	-	22,806	-13.2%
Gourmet Foods & Gift Baskets	71,375	4,725	-	76,100	67,222	10,393	181	-	77,796	-2.2%
Segment Contribution Margin Subtotal	74,587	7,667	45,154	127,408	(15,164)	10,393	214	138,220	133,663	-4.7%
Corporate (b)	(105,954)	3,922	-	(102,032)	(93,883)	3,008	494	-	(90,381)	-12.9%
EBITDA (non-GAAP)	(31,367)	11,589	45,154	25,376	(109,047)	13,401	708	138,220	43,282	-41.4%
Add: Stock-based compensation	7,495	-	-	7,495	9,106	-	-	-	9,106	-17.7%
Add: Compensation charge related to NQDC Plan investment appreciation	1,076	-	-	1,076	1,024	-	-	-	1,024	5.1%
Adjusted EBITDA (non-GAAP) (c)	$(22,796)	$11,589	$45,154	$33,947	$(98,917)	$13,401	$708	$138,220	$53,412	-36.4%

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
The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure:

	Nine Months Ended
	March 29, 2026	March 30, 2025

	(in thousands)
Net cash provided by operating activities	$42,860	$706
Capital expenditures	(22,837)	(32,431)
Free cash flow	$20,023	$(31,725)

Results of Operations
Net revenues

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)
Net revenues:
E-commerce	$249,790	$291,758	-14.4%	$1,014,470	$1,162,258	-12.7%
Other	43,224	39,696	8.9%	195,923	186,778	4.9%
Total net revenues	$293,014	$331,454	-11.6%	$1,210,393	$1,349,036	-10.3%
Net revenues consist primarily of the selling price of the merchandise, service and outbound shipping charges, less discounts, returns and credits.
Net revenues decreased 11.6% and 10.3% during the three and nine months ended March 29, 2026, respectively, mainly due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth, offset in part by increased wholesale volume.

	Three Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)
Net revenues
E-commerce	$157,356	$194,048	-18.9%	$-	$-	-	$92,434	$97,710	-5.4%	$-	$-	$249,790	$291,758	-14.4%
Other	2,087	1,982	5.3%	26,875	28,552	-5.9%	14,512	9,378	54.7%	(250)	(216)	43,224	39,696	8.9%
Total net revenues	$159,443	$196,030	-18.7%	$26,875	$28,552	-5.9%	$106,946	$107,088	-0.1%	$(250)	$(216)	$293,014	$331,454	-11.6%

Other revenues detail
Retail and other	2,087	1,982	5.3%	-	-	-	1,819	1,580	15.1%	-	-	3,906	3,562	9.7%
Wholesale	-	-	-	12,086	13,249	-8.8%	12,693	7,798	62.8%	-	-	24,779	21,047	17.7%
BloomNet services	-	-	-	14,789	15,303	-3.4%	-	-	-	-	-	14,789	15,303	-3.4%
Corporate	-	-	-	-	-	-	-	-	-	50	69	50	69	-27.5%
Eliminations	-	-	-	-	-	-	-	-	-	(300)	(285)	(300)	(285)	-5.3%
Total other revenues	$2,087	$1,982	5.3%	$26,875	$28,552	-5.9%	$14,512	$9,378	54.7%	$(250)	$(216)	$43,224	$39,696	8.9%

	Nine Months Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)
Net revenues
E-commerce	$450,976	$560,106	-19.5%	$-	$-	-	$563,494	$602,152	-6.4%	$-	$-	$1,014,470	$1,162,258	-12.7%
Other	5,142	5,453	-5.7%	72,124	74,464	-3.1%	119,225	107,393	11.0%	(568)	(532)	195,923	186,778	4.9%
Total net revenues	$456,118	$565,559	-19.4%	$72,124	$74,464	-3.1%	$682,719	$709,545	-3.8%	$(568)	$(532)	$1,210,393	$1,349,036	-10.3%

Other revenues detail
Retail and other	5,142	5,453	-5.7%	-	-	-	9,002	7,923	13.6%	-	-	14,144	13,376	5.7%
Wholesale	-	-	-	31,625	31,932	-1.0%	110,223	99,470	10.8%	-	-	141,848	131,402	7.9%
BloomNet services	-	-	-	40,499	42,532	-4.8%	-	-	-	-	-	40,499	42,532	-4.8%
Corporate	-	-	-	-	-	-	-	-	-	207	271	207	271	-23.6%
Eliminations	-	-	-	-	-	-	-	-	-	(775)	(803)	(775)	(803)	3.5%
Total other revenues	$5,142	$5,453	-5.7%	$72,124	$74,464	-3.1%	$119,225	$107,393	11.0%	$(568)	$(532)	$195,923	$186,778	4.9%

Revenue by sales channel:
E-commerce revenues (combined online and telephonic) decreased 14.4% and 12.7% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year, primarily due to the decline in demand in the Consumer Floral & Gifts segment of 18.9% and 19.5%, respectively.
During the three and nine months ended March 29, 2026, the Company fulfilled approximately 3.0 million and 11.2 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 18.5% and 16.6%, respectively, compared to the same periods of the prior year. During the three and nine months ended March 29, 2026, the average order value increased 5.0% and 4.6% to $83.39 and $90.49, respectively, compared to the same periods of the prior year.
Other revenues are comprised of the Company’s BloomNet® segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.

Other revenues during the three and nine months ended March 29, 2026 increased 8.9% and 4.9%, respectively, compared to the same periods of the prior year, primarily due to higher wholesale volume within the Gourmet Foods & Gift Baskets segment due to increased orders from big box retailers.

Revenue by segment:
Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, and Things Remembered® brands, derives revenues from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.

Net revenues decreased 18.7% and 19.4% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year, due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth.
During the three and nine months ended March 29, 2026, Consumer Floral & Gifts orders through the Company's e-commerce sales channel (online and telephonic sales) decreased 24.3% and 23.4%, respectively, compared to the same periods of the prior year. In addition, during the three and nine months ended March 29, 2026, the average order value increased 7.1% and 5.1%, respectively, compared to the same periods of the prior year.

BloomNet® - revenues in this segment are derived from membership fees, as well as other product and service offerings.
Net revenues decreased 5.9% and 3.1% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year. The revenue decrease was primarily due to lower membership and wholesale revenues primarily from lower network order volumes and lower directory revenue.

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

Net revenues within this segment decreased 0.1% and 3.8% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year, primarily due to lower e-commerce revenue due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth, partially offset by higher wholesale volume due to increased orders from big box retailers.

During the three and nine months ended March 29, 2026, Gourmet Foods & Gift Baskets orders through its e-commerce sales channel (online and telephonic sales) decreased 8.0% and 8.3%, respectively, compared to the same periods of the prior year. In addition, the average order value for the three and nine months ended March 29, 2026 increased 2.8% and 2.1%, respectively, compared to the same periods of the prior year.

Gross profit

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

Gross profit	$97,297	$104,999	-7.3%	$469,525	$532,911	-11.9%
Gross profit %	33.2%	31.7%		38.8%	39.5%
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
Gross profit decreased 7.3% and 11.9% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year, primarily due to lower revenues as noted above.
During the three and nine months ended March 29, 2026, the gross profit percentage increased 150 basis points and decreased 70 basis points, respectively, compared to the same periods of the prior year.
Consumer Floral & Gifts segment - Gross profit decreased by 15.8% and 21.0% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year, due to the impact of the lower revenues noted above, as well as an unfavorable gross profit percentage during the nine months ended March 29, 2026 compared to the same period of the prior year primarily attributable to deleveraging on the sales decline and increased fulfillment and tariff costs. Gross profit percentage was favorable during the three months ended March 29, 2026, due to increased pricing discipline, more targeted promotional activity, and better alignment between florist-fulfilled and direct shipment offerings, offset in part by higher tariff costs.

BloomNet® segment - Gross profit decreased by 6.9% and 4.9% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year, primarily due to the impact of the lower revenues noted above. The decline for the nine months ended March 29, 2026 was also due to an unfavorable gross profit percentage primarily due to higher fulfillment costs and a less favorable mix between wholesale and service revenue, which impacted the nine-month period.

Gourmet Foods & Gift Baskets segment - Gross profit increased by 24.3% and decreased by 5.3% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year. The increase in gross profit for the three months ended March 29, 2026 compared to the prior year period was due to lower labor and facility costs on relatively flat revenue. The decline for the nine months ended March 29, 2026 compared to the prior year was due to the decrease in revenue noted above, as well as unfavorable gross profit percentage primarily attributable to deleveraging on the sales decline and increased tariff, commodity, and shipping costs.
Marketing and sales expense

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

Marketing and sales	$86,236	$106,728	-19.2%	$311,409	$375,828	-17.1%
Percentage of net revenues	29.4%	32.2%		25.7%	27.9%

Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.
Marketing and sales expenses decreased 19.2% and 17.1% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year and also decreased as a percentage of revenues, primarily due to a focus on marketing effectiveness and profitability.

Technology and development expense

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

Technology and development	$14,701	$14,728	-0.2%	$43,289	$46,340	-6.6%
Percentage of net revenues	5.0%	4.4%		3.6%	3.4%
Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.
Technology and development expense decreased by 0.2% and 6.6% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year, primarily due to the prior year period, including costs related to a new customer service platform and order management system.
General and administrative expense

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

General and administrative	$32,856	$25,634	28.2%	$101,040	$81,570	23.9%
Percentage of net revenues	11.2%	7.7%		8.3%	6.0%
General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.
General and administrative expenses increased 28.2% and 23.9% during the three and nine months ended March 29, 2026, respectively, compared to the same periods of the prior year, primarily due to higher severance costs related to enterprise reductions in workforce, increased consulting costs and changes in the value of the Company's NQDC Plan investments (offset in Other expense (income), net below).

Depreciation and amortization expense

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

Depreciation and amortization	$12,907	$13,119	-1.6%	$39,378	$40,287	-2.3%
Percentage of net revenues	4.4%	4.0%		3.3%	3.0%
Depreciation and amortization expenses decreased 1.6% and 2.3% during the three and nine months ended March 29, 2026, respectively, due to timing of certain assets becoming fully depreciated.
Goodwill and intangible impairment

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

Goodwill and intangible impairment	$45,154	$138,220	-67.3%	$45,154	$138,220	-67.3%
During the quarter ended March 29, 2026, the Company recorded a non-cash goodwill and intangible impairment charge of $45.2 million, comprised of $34.6 million related to goodwill for its Consumer Floral & Gifts segment and $10.6 million attributable to the Personalization Mall tradename.
During the quarter ended March 30, 2025, the Company recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million related to goodwill for its Consumer Floral & Gifts segment and $24.8 million attributable to the Personalization Mall tradename.
See Note 6 - Goodwill, trademarks with indefinite lives and other intangibles, net in Item 1 for further information.
Interest income

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

Interest income	$(1,057)	$(1,477)	-28.4%	$(1,490)	$(2,621)	-43.2%
Interest income consists of income earned on the Company’s available cash balances.
Interest income decreased 28.4% and 43.2% during the three and nine months ended March 29, 2026, respectively, due to a decline in interest earned on lower available cash balances.

Interest expense

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

Interest expense	$3,247	$2,939	10.5%	$14,076	$11,839	18.9%
Interest expense consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facilities (See Note 10 - Long-term debt, net, Item 1 for details).
Interest expense increased 10.5% and 18.9% during the three and nine months ended March 29, 2026, respectively, due to an increase in borrowings and interest rates.
Other expense (income), net

	Three Months Ended			Nine Months Ended
	March 29, 2026	March 30, 2025	% Change	March 29, 2026	March 30, 2025	% Change

	(dollars in thousands)

Other expense (income), net	$3,111	$1,827	70.3%	$(1,107)	$(1,104)	-0.3%
Other expense (income), net consists primarily of investment losses (gains) on the Company’s NQDC Plan investments (for which the offsetting expense or income was recorded in general and administrative expense above).
Income Taxes
The Company recorded an income tax expense of $0.2 million during both the three and nine months ended March 29, 2026, compared to income tax benefit of $18.5 million and $9.4 million during the three and nine months ended March 30, 2025, respectively. The Company’s effective tax rate for the three and nine months ended March 29, 2026 was (0.2)% and (0.3)%, respectively, compared to 9.4% and 5.9% in the same respective periods of the prior year. The Company’s effective tax rate for the three and nine months ended March 29, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to the change in valuation allowance, state income taxes and interest on uncertain tax positions. The Company’s effective tax rate for the three and nine months ended March 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to establishing a valuation allowance on certain federal and state deferred tax assets (including charitable contribution carryforwards) and the permanent portion of goodwill impairment charges. The Company's effective tax rate for the three and nine months ended March 30, 2025 was also impacted by state income taxes and tax deficiencies (shortfalls) from stock-based compensation, partially offset by tax credits.

Liquidity and Capital Resources
Liquidity and borrowings
The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 10 – Long-term debt, net in Item 1 for details). At March 29, 2026, the Company had working capital of $30.6 million, including cash and cash equivalents of $50.7 million, compared to working capital of $61.3 million, including cash and cash equivalents of $46.5 million, at June 29, 2025.
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

During the first two quarters of fiscal 2026, the Company borrowed under its revolving credit facility in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $175.0 million in November 2025. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the revolving credit facility in December 2025. Based on current projected cash flows, the Company believes that the available cash balances will be sufficient to provide for the Company's operating needs through the remainder of fiscal 2026, at which time the Company would again expect to borrow against the revolving credit facility to fund pre-holiday manufacturing and inventory purchases. The Company had no amounts outstanding under the revolving credit facility as of March 29, 2026.
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
Cash Flows
Net cash provided by operating activities of $42.9 million, for the nine months ended March 29, 2026, was primarily attributable to the net loss during the period, adjusted by non-cash charges for goodwill and intangible impairment, depreciation and amortization and stock based compensation, combined with changes in working capital, including decreases in inventory and prepaid and other, offset in part by an increase in trade receivables.
Net cash used in investing activities of $22.8 million, for the nine months ended March 29, 2026, was primarily attributable to capital expenditures related to the Company's technology initiatives.
Net cash used in financing activities of $15.8 million, for the nine months ended March 29, 2026, primarily related to net repayment of bank borrowings under the Company's working capital line of credit, as well as payments made on the Company's Term Loan.
Free Cash Flow
Free cash flow was $20.0 million for the nine months ended March 29, 2026, compared with free cash flow of negative $31.7 million for the nine months ended March 30, 2025. The improvement of $51.7 million was primarily due to improved working capital management. Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.
Stock Repurchase Program
See Item 2 in Part II below for details.
Contractual Obligations
At March 29, 2026, the Company’s contractual obligations consist of:
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

	Payments due by period
	(in thousands)
	Remaining Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Purchase commitments	$42,964	$60,190	$7,313	$3,944	$88	$—	$114,499

Critical Accounting Estimates
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill and other intangible assets. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since June 29, 2025, except as noted below:
Goodwill & Intangible Assets Assessment and Impairment

Interim Impairment Evaluation

During the quarter ended March 29, 2026, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangibles and other long-lived assets were less than their carrying amounts. After consideration of current and projected operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of March 29, 2026.
Impairment Assessments – Goodwill and Intangibles

The Company performed its goodwill impairment test by comparing the fair value of its Consumer Floral and Gifts reporting unit to its respective carrying value. The Company estimated the fair value of the Consumer Floral and Gifts reporting unit using an equal weighting of the income and market approaches, and a discount rate of 14.5%. The Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Under the income approach, the Company used a discounted cash flow methodology that required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method, the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair values of its reporting units to its current market capitalization.
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
Based on the impairment assessment performed for the period ended March 29, 2026, the Company recorded a non-cash goodwill and intangible impairment charge of $45.2 million, comprised of $34.6 million attributable to the Consumer Floral & Gifts reporting unit's goodwill and $10.6 million attributable to the Personalization Mall tradename within the same reporting unit. The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company is exposed to market risk from the effect of interest rate changes, which relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facilities bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $0.2 million and $0.9 million during the three and nine months ended March 29, 2026, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 29, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended March 29, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of March 29, 2026, $10.6 million remained authorized under the plan.
The following table sets forth, for the months indicated, the Company’s purchase of common stock during the three months ended March 29, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(in thousands, except shares and average price paid per share)

12/29/25 - 01/25/26	-	$-	-	$10,612
01/26/26 - 02/22/26	909	$4.08	909	$10,608
02/23/26 - 03/29/26	12,263	$3.24	12,263	$10,568
Total	13,172	$3.30	13,172
(1)Average price per share excludes commissions and other transaction fees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
During the three months ended March 29, 2026, none of the directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Separation Agreement and General Release between Thomas Hartnett and 1-800-Flowers.com, Inc., dated April 17, 2026 *^
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
^ Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)

Date: May 7, 2026	By: /s/ Adolfo Villagomez Adolfo Villagomez Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	/s/ James M. Langrock James M. Langrock Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)