Form 10-K
period 2026-06-28
1 800 FLOWERS COM INC
filed 2026-09-11
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2026
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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 28, 2025, was approximately $103,511,000. The registrant has no non-voting common stock.
37,116,875
(Number of shares of class A common stock outstanding as of September 4, 2026)
27,068,221
(Number of shares of class B common stock outstanding as of September 4, 2026)
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the Definitive Proxy Statement) are incorporated by reference into Part III of this Report.

1-800-FLOWERS.COM, INC.
FORM 10-K
For the fiscal year ended June 28, 2026

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
The Company believes that 1-800-FLOWERS.COM® is one of the most recognized brands in the floral and gift industries. The strength of its brand has enabled the Company to extend its product offerings beyond the floral category into complementary products, which include gourmet popcorn, cookies and related baked and snack food products, premium chocolate and confections, wine gifts, gourmet gift baskets, fruit arrangements, and gift-quality fruit baskets, dipped berries, steaks, chops, seafood and prepared meals, as well as an extensive selection of personalized products. On April 3, 2024, the Company completed its acquisition of Card Isle, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across its brands. On July 1, 2024, the Company completed its acquisition of certain assets of Scharffen Berger®, a manufacturer of giftable premium chocolate and specialty treats, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets segment. This extended line of gift offerings helps our customers with their celebratory occasions and will enable the Company to increase the purchase frequency and average order value for existing customers who have come to trust the 1-800-FLOWERS.COM brand, as well as continue to attract new customers. The platform that the Company has built allows it to expand rapidly into new product categories using a “marketplace” concept, providing its customers with a wider selection of solutions to help them express, connect and celebrate life's occasions and recipients – including themselves.

The Company’s consolidated customer database and multi-brand website is designed to dynamically engage our customers, further enhancing the Company’s position as a leading, one-stop destination for our customers’ gifting and celebratory needs. The Company is focused on deepening relationships with its customers through content and community and inspiring our customers to give more and to build better and more meaningful relationships. We have a large customer file, including 0.8 million Celebrations Passport members who, along with our multi-brand customers, represent our best customer cohorts in terms of frequency, retention and average spend, and thus customer lifetime value. Celebrations Passport and multi-brand customers spend an average of 2x to 3x the amount spent by other customers. Multi-brand customers and Celebrations Passport members represent approximately 20% of customers and approximately 35% of revenue.

As part of the Company’s continuing effort to serve the thoughtful gifting needs of our customers, and leverage its business platform, the Company continues to execute its vision to build a “Celebratory Ecosystem”, including a collection of premium gifting brands, and a suite of products and services designed to help our customers deliver smiles to the important people in their lives.

A summary of the Company’s brands and/or businesses follows:

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
E-commerce provider of personalized gifts and keepsakes, which operations are integrated within the PersonalizationMall.com brand.
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

Flowers, Plants, and Personalized Gifts. The Company’s flagship 1-800-Flowers.com® brand offers fresh-cut flowers and floral and fruit arrangements for life's occasions and holidays, available for same-day delivery. The Company provides its customers with a curated choice of florist designed products, including traditional floral and gift offerings, and the Company’s line of fruit arrangements, under the FruitBouquets.com® brand, and flowers delivered fresh from the farm. The Company also offers a wide variety of popular plants to brighten the home and/or office, and accent gardens and landscapes. In addition, through its Personalization Mall® and Things Remembered® brands, the Company offers a wide assortment of products using sublimation, embroidery, digital printing, engraving, and sandblasting to provide a unique, personalized experience to our customers.
Gourmet Foods & Gift Baskets. Harry & David is a vertically integrated, multi-channel specialty retailer and producer of branded, premium gift-quality fruit, food products, land and sea-based proteins, and gifts marketed under the Harry & David®, Wolferman’s Bakery®, Vital Choice®, Cushman’s®, Moose Munch® and Scharffen Berger® brands. The Company manufactures premium cookies and baked gift items under the Cheryl’s Cookies® and Mrs. Beasley’s® brands, which are delivered in beautiful and innovative gift boxes and containers, providing customers with a variety of assortments from which to choose. The Popcorn Factory® brand pops premium popcorn and specialty snack products. The 1-800-BASKETS.COM® brand features a collection of gourmet gift baskets and related products confected by DesignPac®, as well as through third parties. Simply Chocolate® offers artisan chocolates and confections. Many of the Company’s gourmet products are packaged in seasonal, occasion-specific or decorative tins, fitting the “giftable” requirement of individual customers, while also adding the capability to customize the tins with corporate logos and other personalized features for the Company’s business customers’ gifting needs. On July 1, 2024, the Company completed its acquisition of Scharffen Berger, a manufacturer of giftable premium chocolate and specialty treats.
BloomNet®. The Company’s BloomNet business provides its members with products and services, including: (i) settlement processing, consisting of the settlement of orders between referring florists (including the 1-800-Flowers.com brand) and fulfilling florists, (ii) advertising, in the form of member directories, including the industry’s first online directory, (iii) access services, by which BloomNet florists are able to refer and fulfill orders, using Bloomlink®, the Company’s proprietary Internet-based system, (iv) other products and services, including web hosting, marketing, designer education and point of sale systems, and (v) wholesale products, which consist of branded and non-branded floral supplies, enabling member florists to reduce their costs through 1-800-Flowers.com purchasing leverage, while also ensuring that member florists will be able to fulfill 1-800-Flowers.com brand orders based on recipe specifications. While maintaining industry-high quality standards for its 1-800-Flowers.com brand customers, the Company offers florists a compelling value proposition, offering products and services that its florists need to grow their business and to enhance profitability. On April 3, 2024, the Company completed its acquisition of Card Isle®, an e-commerce greeting card company, expanding the Company’s presence in the greeting card category across its brands.
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
Our strategic relationship with the Smile Farms® organization creates meaningful employment opportunities for adults with developmental disabilities and brings awareness of this important cause to millions of our consumers.

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
Fulfillment and manufacturing of products is as follows:
Flowers, Plants, and Personalized Gifts. A majority of the Company’s floral orders are fulfilled by one of the Company’s BloomNet members, allowing the Company to deliver its floral and fruit arrangement products on a same-day or next-day basis to ensure freshness and to meet its customers’ needs for immediate gifting. In addition to these florist-designed products, the Company also offers fresh cut floral arrangements in a wide assortment of combinations, themes and designer bouquets and collections through its direct ship program, including flowers fresh from the farm. Also, the Company offers a broad selection of personalized gifts and keepsakes that are manufactured utilizing same-day/next-day capabilities, and distributed from its Bolingbrook, IL facility.
Gourmet Foods & Gift Baskets. The Company offers a wide array of premium brand, signature baked products, chocolate, confections, gift baskets, gourmet popcorn, dipped berries, giftable fruit towers and baskets, and related products through its Gourmet Foods & Gift Baskets brands. The Company’s Cheryl’s Cookies and baked gifts are manufactured primarily in its baking facility in Westerville, Ohio, while The Popcorn Factory and Moose Munch premium snack products are popped in Medford, Oregon and Lake Forest, Illinois. Harry & David products are grown and manufactured primarily from its facilities in Medford, Oregon, supplemented by specialty products that are sourced across the U.S. and the world. Scharffen Berger products are primarily manufactured in Ashland, Oregon. Gift basket confection and fulfillment for both wholesale and 1-800-Baskets.com is handled by our DesignPac facility, located in Groveport, Ohio. Our products are distributed from a combination of Company-owned and leased distribution facilities across the country, which are shared by our brands in order to reduce both transit time to the customer and overall logistics costs. Dipped berries and other specialty treats for our Shari’s Berries brand are manufactured and fulfilled through our network of drop ship vendors.
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

Seasonality
The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s second fiscal quarter, generates over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother’s Day, Valentine’s Day, Easter and Administrative Professionals Week, revenues also rise during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter. During fiscal 2026, our fiscal second quarter revenues represented approximately 47% of annual revenues, while our first, third and fourth quarters generated 14%, 19%, and 20% of annual revenues, respectively.
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
Competition
The popularity and convenience of e-commerce shopping have continued to give rise to established businesses on the Internet. In addition to selling their products over the Internet, many of these retailers sell their products through a combination of channels by maintaining a website, a toll-free phone number and physical locations. Additionally, several of these merchants offer an expanding variety of products and some are attracting an increasing number of customers. Certain mass merchants have expanded their offerings to include competing products and may continue to do so in the future. These businesses, as well as other potential competitors, may be able to:
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
•floral telemarketers and wire services; and
•supermarkets, mass merchants and specialty retailers with floral departments; and
•online delivery services.

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

Legislatures are also considering an increasing number of laws and regulations pertaining to e-commerce, including laws and regulations addressing:

•user privacy;
•pricing;
•content;
•connectivity;
•intellectual property;
•distribution;
•taxation and tariffs;
•liabilities;
•antitrust; and
•characteristics and quality of products and services.
Further, the continued evolution of e-commerce technology and practices may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. This could decrease the demand for the Company’s services and increase its cost of doing business. Moreover, the applicability to evolving e-commerce tools and practices of existing laws regarding issues like property ownership, taxes, libel and personal privacy is uncertain. Any new legislation or regulation that has an adverse impact on e-commerce or the application of existing laws and regulations to e-commerce could have a material adverse effect on the Company’s business, financial condition and results of operations.
For more information, see Part I, Item 1A, Risk Factors— Legal, Regulatory, Tax and Other Risks.

Intellectual Property
The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success. The Company has applied for or received trademark and/or service mark registrations for, among others, “1-800-FLOWERS.COM”, “1-800-FLOWERS”, “1-800-Baskets.com”, “FruitBouquets.com”, “BloomNet”, "Card Isle", “GreatFood.com”, “The Popcorn Factory”, “Cheryl’s Cookies”, “Mrs. Beasley’s”, “Celebrations Passport”, “Flowerama”, “DesignPac”, “NAPCO”, “Harry & David”, “Wolferman’s Bakery”, “Moose Munch”, “Cushman’s”, “Simply Chocolate”, “Personalization Universe”, “Personalization Mall”, “Things Remembered”, “Shari’s Berries”, "Scharffen Berger", “SmartGift”, and “Vital Choice”. The Company also has rights to numerous domain names, including: www.1800flowers.com, www.cardisle.com, www.800flowers.com, www.1800baskets.com, www.flowers.com, www.flores.com, www.personalizationuniverse.com, www.personalizationmall.com, www.thingsremembered.com, www.plants.com, www.greatfoods.com, www.cheryls.com, www.celebrations.com, www.flowerama.com, www.designpac.com, www.simplychocolate.com, www.mybloomnet.net, www.napcoimports.com, www.thepopcornfactory.com, www.harryanddavid.com, www.wolfermans.com, www.vitalchoice.com, www.alicestable.com, www.berries.com, www.sharisberries.com, www.scharffenberger.com, and www.smartgift.com. In addition, the Company owns a number of international trademarks and/or service marks. The Company has also developed transaction processing and operating systems as well as marketing data, and customer and recipient information databases.
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
Human Capital
Employees. We focus on attracting, developing and retaining skilled talent, including recruiting from among the universities across the markets in which we compete and are generally able to select top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. As of June 28, 2026, the Company had approximately 3,300 full and part-time employees, all located in the United States. During peak periods, the Company substantially increases the number of customer service, manufacturing, and fulfillment personnel. The Company’s employees are not represented under collective bargaining agreements and the Company considers its relations with its employees to be good. Our employees are a key source of our competitive advantage and their actions, guided by our Code of Ethics, are critical to the long-term success of our business.
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
Additional Information

The Company’s internet address is www.1800flowers.com. We make available, through the investor relations tab located on our website at www.1800flowersinc.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”). All such filings on our investor relations website are available free of charge. (The information posted on the Company’s website is not incorporated into this Annual Report on Form 10-K.)

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
Macroeconomic Conditions and Related Risk Factors
The financial and credit markets and consumer sentiment have experienced and may continue to experience significant volatility, which may have an adverse effect on our customers’ spending patterns and in turn our business, financial condition and results of operations. The Company’s business and operating results are subject to economic conditions and their impact on consumer discretionary spending. Factors that may negatively impact consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, reductions in disposable income levels, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. These factors may be exacerbated by inflationary pressure, uncertainty regarding tariffs and trade policy, elevated promotional activity across the retail and e-commerce sectors, and shifts in consumer preferences toward lower-priced or substitute gift offerings. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. In the recent past, such factors have impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. Adverse economic changes could reduce consumer confidence and could thereby affect our operating results. In challenging and uncertain economic environments, including the current geopolitical climate, we cannot predict when macroeconomic conditions uncertainty may arise and whether such circumstances could impact the Company.

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
The availability and price of flowers, as well as certain components and products that we rely on to manufacture and sell our products could be adversely affected by a number of factors affecting international locations, including:
•import duties and quotas, such as the tariffs that were imposed on flowers imported from Colombia during fiscal 2025 and fiscal 2026, the tariffs that were imposed on cut flowers imported from Canada starting in August 2026, and any new, increased, retaliatory, suspended, reinstated, expanded, or reinterpreted tariffs or customs duties affecting flowers, food products, containers, packaging, finished goods, or other imported inputs;
•agricultural limitations and restrictions to manage pests and disease;
•changes in trading status; changes to customs treatment, country-of-origin rules, inspections, documentation requirements, or de minimis or similar import rules;
•economic uncertainties and currency fluctuations;
•severe weather and natural disasters;
•work stoppages;
•foreign government regulations and political unrest; and
•trade restrictions, which may include sanctions, embargoes, retaliatory tariffs, port delays, customs enforcement actions, or supply chain regionalization that may reduce availability or increase cost.
The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct business.
As a result, there have been, and may continue to be, greater restrictions and economic disincentives on international trade, and considerable uncertainty about future U.S. trade policies. These developments have the potential to adversely impact the U.S. economy, our industry and the demand for our products. Tariff and trade-policy changes can also occur with limited notice, can be subject to legal challenge or retroactive administrative interpretation, and can cause suppliers, carriers and customers to change their behavior before the full effect of the changes is known. While we are managing the impact of recent trade policy changes by evaluating new sourcing opportunities, working with existing vendors on concessions, changing componentry, modifying our assortment, and adjusting our pricing, it has been and may continue to be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with shifting trade policies. As a result, such changes could increase costs, disrupt inventory availability, reduce gross margins, or affect product quality and customer satisfaction, and thus have a material adverse effect on our business, financial condition and results of operations.

Increased shipping costs and supply chain disruptions may adversely affect sales of the Company’s products. Many of the Company's products are delivered to customers either directly from the manufacturer or from the Company’s fulfillment centers. Our business depends on timely and accurate order routing, carrier capacity, last-mile performance, cold-chain and temperature-management controls where applicable, and the ability of our fulfillment centers, suppliers, franchisees, florists and other third-party vendors to perform during peak-volume periods. The Company has established relationships with leading common carriers for the delivery of our products. If carrier capacity becomes constrained, due to strikes or otherwise, the Company’s sales could be negatively impacted. If the Company experiences higher shipping, fuel, labor, packaging, refrigeration, or delivery costs and the Company absorbs these increases, our gross margins may decline; if the Company passes those increased costs on to customers, our demand, conversion rates, purchase frequency, or average order value may decline. In addition, ocean container availability and cost, as well as port and shipping route disruptions could impact the Company’s ability to deliver products on a timely basis to our customers and adversely affect its customer relationships, revenues and earnings. Disruptions may include geopolitical events, rerouting around disrupted shipping lanes, port congestion, labor disputes, capacity shortages, customs delays, transportation network failures, severe weather, natural disasters, or other events outside our control.

If the supply of flowers for sale becomes limited, the price of flowers could rise or flowers may be unavailable and the Company’s revenues and gross margins could decline. A variety of factors affect the supply of flowers in the United States and the price of the Company’s floral products. If the supply of flowers available for sale is limited due to weather conditions, farm closures, economic conditions, political conditions in supplier locations, or other factors, prices for flowers could rise and as a result customer demand for the Company’s floral products may be reduced, causing revenues and gross margins to decline. Alternatively, the Company may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by the Company. Quality or availability issues could be particularly harmful during major gifting occasions when we have limited time to re-source, substitute, produce or deliver products, and could result in refunds, credits, replacement costs, chargebacks, lost repeat purchases, and reputational harm.

Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Colombia, Ecuador and Holland, and the Company expects that this will continue in the future.
The Company's operating results may suffer due to economic, political and social unrest or disturbances. Like other American businesses, the Company is unable to predict what long-term effect acts of terrorism, war, natural disasters, or similar unforeseen events may have on its business. The Company’s results of operations and financial condition could be adversely impacted if such events cause an economic slowdown in the United States, negatively impact the supply chain, increase the cost of key components for our gifts, or have other negative effects that cannot now be anticipated.
Business and Operational Risk Factors
The Company’s operating results may fluctuate, and this fluctuation could cause financial results to be below expectations. The Company’s operating results may fluctuate from period-to-period for a number of reasons. In budgeting the Company’s operating expenses for the foreseeable future, the Company makes assumptions regarding revenue trends; however, some of the Company’s operating expenses are fixed in the short term. Sales of the Company’s products are seasonal, concentrated in the fourth calendar quarter, due to the Thanksgiving and Christmas-time holidays, and the second calendar quarter, due to Mother’s Day and Administrative Professionals’ Week. In anticipation of increased sales activity during these periods, the Company hires a significant number of temporary employees to supplement its permanent staff and the Company increases its inventory levels. If revenues during these periods do not meet the Company’s expectations, it may not generate sufficient revenue to offset these increased costs and its operating results may suffer.
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

During peak periods, the Company utilizes temporary employees and outsourced staff, who may not be as well-trained or committed to its customers as its permanent employees, and if they fail to provide the Company’s customers with high quality customer service, the customers may not return, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company depends on its customer service department to respond to its customers should they have questions or problems with their orders. During peak periods, the Company relies on its permanent employees, as well as temporary employees and outsourced staff to respond to customer inquiries. These temporary employees and outsourced staff may not have the same level of commitment to the Company’s customers or be as well trained as permanent employees. If the Company’s customers are dissatisfied with the quality of the customer service they receive, they may not shop with the Company again, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.
If the Company fails to develop and maintain its brands, it may not increase or maintain its customer base or its revenues. The Company must continue to develop and maintain its brands to expand its customer base and its revenues. In addition, the Company has introduced and acquired other brands in the past, and may continue to do so in the future. The Company believes that the importance of brand recognition will increase as it expands its product offerings. Many of the Company’s customers may not be aware of the Company’s non-floral products. If the Company fails to advertise and market its products effectively, it may not succeed in establishing its brands and may lose customers, leading to a reduction of revenues.
The Company’s success in promoting and enhancing the 1-800-FLOWERS.COM brands will also depend on its success in providing its customers high-quality products and a high level of customer service. If the Company’s customers do not perceive its products and services to be of high quality, the value of the 1-800-FLOWERS.COM brands would be diminished and the Company may lose customers and its revenues may decline. Negative publicity, including through social media, online reviews, influencer content, generated content, misinformation, fraudulent use of our brands, delivery or product-quality failures, data or privacy incidents, labor or sourcing issues, or public statements or actions by employees, franchisees, vendors, partners, or other third parties, could damage our reputation and adversely affect customer acquisition, retention, revenues and operating results.

Marketing programs that generate a significant amount of traffic may be less effective or less cost-efficient than in previous periods, which could limit the volume and growth of the Company’s business. Although the Company expects a significant portion of its customers will continue to come directly to its website, mobile applications, and telephone call center, it will also rely on marketing arrangements with third party websites, search engines, display advertising providers, social media platforms, and affiliates with which the Company has strategic relationships for traffic. If these third parties do not attract a significant number of visitors, the Company may not receive a significant number of customers from these relationships and its revenues from these relationships may decrease or remain flat. There continues to be strong competition to establish or maintain relationships with leading Internet companies, and the Company may not successfully enter into additional relationships or renew existing ones beyond their current terms. The Company may also be required to pay significant fees to maintain and expand existing relationships. The Company’s online revenues may suffer if it does not enter into new strategic online and social media relationships or maintain such existing relationships or if these relationships do not result in traffic sufficient to justify their costs. In addition, current or future legislation or changes to third parties’ policies may limit the Company’s ability to effectively reach consumers whose behavior suggests that they might be interested in Company products. Vendors of advertising and analytics products and services have modified, and may continue to modify their products and services in ways that could reduce the efficiency of our marketing efforts, such as changes to cookie settings and policies, modifications of organic search and paid listing algorithms, the addition of artificial intelligence ("AI") summaries to online search engine results, and the introduction of new AI assistant platforms. Consumers may increasingly rely on generative AI search, shopping assistants, social commerce, marketplace recommendations, or other intermediated discovery tools that reduce traffic to our owned websites and mobile applications or change how and whether our brands and products are described or ranked. These tools may display inaccurate or incomplete information about our products, prices, availability, delivery terms, or promotions and we may have limited ability to correct or influence that content. While we strive to adjust our marketing strategies in response to these changes, there can be no guarantee that any adjustments will be effective. If customer acquisition costs rise, if attribution data becomes less reliable, if our ability to make effective use of advertising technologies is reduced, or if competitors more effectively use AI-enabled marketing and personalization tools, our revenues, margins, and results of operations could be adversely affected.

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

If a florist discontinues its relationship with the Company, the Company’s customers may experience delays in service or declines in quality and may not shop with the Company again. Many of the Company’s arrangements with local florists for order fulfillment may be terminated by either party with 10 days’ notice. If a florist discontinues its relationship with the Company, the Company will be required to obtain a suitable replacement located in the same geographic area, which may cause delays in delivery or a decline in quality, leading to customer dissatisfaction and loss of customers. Replacing florists or vendors may be particularly difficult during peak holiday periods, in rural or underserved delivery areas, or where cost, quality, labor availability or delivery constraints limit available alternatives.

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
•floral telemarketers and wire services; and
•supermarkets, mass merchants and specialty gift retailers with floral departments; and
•online delivery services.

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
Extreme weather conditions, natural disasters, public health conditions such as pandemics, and other catastrophic events, may interrupt our business, or our suppliers’ businesses. Some of our facilities and our suppliers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including hurricanes, tornadoes, earthquakes, and wildfires. Extreme weather conditions, whether caused by global climate change or otherwise, may interrupt our operations in such areas. In addition, public health conditions or other such unforeseen events could affect our and our suppliers' operations. Any such events would negatively impact various functions, such as production, distribution, and order fulfillment. Furthermore, extreme weather conditions may interrupt our suppliers’ production or shipments, or increase our suppliers’ product costs, all of which could have an adverse effect on our business, financial condition, and results of operations.

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
The terms of our existing credit facilities could limit our operating flexibility. The credit agreement governing our existing credit facilities contains certain financial and certain affirmative and negative covenants requiring us to maintain certain financial ratios and liquidity and EBITDA levels, limiting the ability to, among other things, incur additional indebtedness, make certain investments, make certain restricted payments, incur certain liens or permit them to exist, hold cash deposits in accounts not maintained with lenders under the existing credit facilities or their affiliates, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. These terms may affect our ability to obtain future financing and to pursue attractive business opportunities, and our flexibility in planning for, and reacting to, changes in business conditions, which could adversely affect our business, financial condition and results of operations. If we fail to comply with the provisions of our existing credit facilities and if such failure is not cured or waived, it could result in an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. Any such default would also limit our ability to obtain additional financing, which could have an adverse effect on our cash flow and liquidity.

We have incurred impairment charges for our goodwill and other long-lived tangible and intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results. We review goodwill and other long-term assets regularly to assess whether indicators of impairment have arisen, the result of which may require that the Company recognize an impairment charge. Impairments have resulted and may result from, among other things, actual or projected decline in performance, adverse changes in interest rates and other market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, during fiscal 2026, fiscal 2025, and fiscal 2024, we recorded aggregate non-cash impairment charges of $45.2 million, $143.8 million, and $19.8 million, respectively, related to goodwill and certain trademarks to reduce their carrying value to their estimated fair value. If we are required to record additional non-cash impairment charges to our goodwill, other intangibles, and/or long-lived assets, any such non-cash charge could have a material adverse effect on our Consolidated Statements of Operations and Balance Sheets in the reporting period in which we record the charge.

Information Technology and Systems
Failure to protect our website, networks and computer systems against disruption and cyber security threats, or otherwise protect our and our customers’ confidential information, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business. We rely extensively on our computer systems for the successful operation of our business, including corporate email communications to and from employees, customers and retail operations, the design, manufacture and distribution of our finished goods, digital marketing efforts, collection and retention of customer data, employee information, the processing of credit card transactions, online e-commerce activities and our interaction with the public in the social media space. Our systems are subject to damage or interruption from computer viruses, malicious attacks and other security breaches. We also rely on various third-party technology providers, and failures or compromises affecting these providers could adversely affect our operations even if our own systems are not directly compromised. The possibility of a cyber-attack on any one or all of these systems is always a serious threat and consumer awareness and sensitivity to privacy breaches and cyber security threats is high. Cybersecurity threats continue to evolve in volume, sophistication and automation, including through the use of artificial intelligence. If a cybersecurity incident occurs, or there is a public perception that we have suffered a breach, our reputation and brand could be damaged and we could be required to expend significant capital and other resources to alleviate problems, such as delayed order processing or fulfillment, disruption of customer service, loss of access to systems or data, regulatory investigations, litigation, contractual claims, increased insurance costs, inability to maintain payment card compliance, or restrictions on our ability to collect, use or transfer data.

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

In addition, our systems may increasingly incorporate features involving AI, which is complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party artificial intelligence products and services. These features, products, and services may produce unintentional or unexpected outputs that are incorrect, biased, infringe intellectual property or other rights, do not match our business goals, do not comply with our internal policies or applicable legal or contractual requirements, or otherwise are inconsistent with our business goals or brand identities. As a result, our implementation of AI features, products and services could subject us to regulatory action, legal liability, and brand or reputational harm.

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
The Company’s franchisees may damage its brands or increase its costs by failing to comply with its franchise agreements or its operating standards. The Company’s franchise business is governed by its Uniform Franchise Disclosure Document, franchise agreements and applicable franchise law. If the Company’s franchisees do not comply with its established operating standards or the terms of the franchise agreements, the 1-800-FLOWERS.COM brands may be damaged. The Company may incur significant additional costs, including time-consuming and expensive litigation, to enforce its rights under the franchise agreements. Additionally, the Company is the primary tenant on certain leases, which certain franchisees sublease from the Company. If a franchisee fails to meet its obligations as subtenant, the Company could incur significant costs to avoid default under the primary lease. Furthermore, as a franchisor, the Company has obligations to its franchisees. Franchisees may challenge the performance of the Company’s obligations under the franchise agreements and subject it to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.
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
A privacy or data security breach could expose us to costly government enforcement actions and private litigation and adversely affect our business. An important component of our business involves the receipt, processing, transmittal, and storage of personal and confidential information about our customers. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff. In addition, security breaches can also occur as a result of intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Any actual or suspected security breach or other compromise of our security measures or those of our third party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a privacy or data breach.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations. We are subject to evolving rules and regulations promulgated by a number of federal, state, and local governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to increase in scope and complexity, making compliance more difficult, expensive and uncertain. In addition, public companies are encountering increased scrutiny on Environmental, Social, and Governance ("ESG") matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We could be criticized, fined or suffer other adverse consequences based on the inaccuracy, inadequacy or incompleteness of our reporting. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we otherwise fail to comply with ESG-related regulations, our reputation, business, financial performance and growth could be adversely affected.
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
Item 1B.    Unresolved Staff Comments
We have received no written comments regarding our current or periodic reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended June 28, 2026 that remain unresolved.

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
Our strategy for managing cybersecurity risk is multifaceted and includes, without limitation: (i) robust security policies and procedures, designed in part to comply with the Payment Card Industry Data Security Standard (PCI-DSS), (ii) an incident response plan backed with incident response support services, (iii) comprehensive system security vulnerability scanning, and oversight by a 24 hours a day, 7 days a week, 365 days a year Securities Operation Center; (iv) periodic cybersecurity awareness training and testing for employees and certain contractors; (v) risk management of our third-party suppliers, vendors, and other partners, which includes risk-based diligence and contractual provisions that generally allow for periodic auditing, and (vi) security assessments of any businesses that we acquire.
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
The Company’s program to identify, assess, and manage cybersecurity risks is currently led by our Chief Information Officer, and leverages the expertise of our Chief Financial Officer and General Counsel. Our Chief Information Officer holds a Master of Business Administration degree from the University of Chicago's Booth School of Business and a bachelor's degree from Brooklyn College, City University of New York. He has over 25 years of technology leadership experience, including implementing effective information and cybersecurity programs. Our Chief Information Officer, who reports to our Chief Executive Officer, meets regularly with the executive leadership team regarding topics related to technology operations, including cybersecurity, and also periodically updates the Board and the Committee regarding the Company’s cybersecurity and data privacy risk mitigation plans.

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
Item 2.    PROPERTIES
The table below lists the Company’s material properties at June 28, 2026:

Location	Type	Principal Use	Square Footage	Ownership
Medford, OR	Office, plant and warehouse	Manufacturing, distribution and administrative	1,112,000	owned
Bolingbrook, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	361,200	leased
Hebron, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	330,900	owned
Obetz, OH	Warehouse	Distribution	301,200	leased
Medford, OR	Warehouse	Storage	288,500	leased
Atlanta, GA	Warehouse	Manufacturing and distribution	272,800	leased
Groveport, OH	Warehouse	Distribution	255,000	leased
Jacksonville, FL	Office and warehouse	Distribution and administrative	180,000	owned
Lake Forest, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	148,000	leased
Hebron, OH	Warehouse	Storage	116,000	leased
Burr Ridge, IL	Office, plant and warehouse	Manufacturing, distribution and administrative	109,700	leased
Jericho, NY	Office	Headquarters	92,700	leased
Westerville, OH	Office, plant and warehouse	Manufacturing, distribution and administrative	88,000	owned
Reno, NV	Warehouse	Distribution	70,000	leased
Memphis, TN	Warehouse	Distribution	70,000	leased
Philadelphia, PA	Fulfillment Center	Distribution	31,000	leased
Jackson County, OR	Orchards	Farming	41 (acres)	leased
Jackson County, OR	Orchards	Farming	1,587 (acres)	owned
Jackson County, OR	Land	Fallow land	1,539 (acres)	owned
Josephine County, OR	Orchards	Farming	63 (acres)	owned
Josephine County, OR	Land	Fallow land	116 (acres)	owned
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
Rights of Common Stock
Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2026, 2025, and 2024, no shares of Class B common stock were converted into shares of Class A common stock.
Holders
As of September 4, 2026, there were approximately 172 stockholders of record of the Company’s Class A common stock, although the Company believes that there is a significantly larger number of beneficial owners. As of September 4, 2026, there were 16 stockholders of record of the Company’s Class B common stock.
Purchases of Equity Securities by the Issuer
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $1.2 million (289,720 shares), $10.2 million (1,274,559 shares), and $10.4 million (1,079,415 shares) during the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively, under this program. Included in the repurchase is stock withheld to cover required employee withholdings, upon vesting of restricted stock awards. As of June 28, 2026, $10.2 million remains authorized under the plan.

The following table sets forth, for the months indicated, the Company’s purchase of common stock during the three months ended June 28, 2026:

			Total Number
			of Shares
			Purchased as	Dollar Value of
			Part of	Shares
	Total Number		Publicly	that May Yet
	of	Average Price	Announced	Be Purchased
	Shares	Paid Per Share	Plans or	Under the Plans
Period	Purchased	(1)	Programs	or Programs

	(in thousands, except shares and average price paid per share)

03/30/26 – 04/26/26	-	$-	-	$10,568
04/27/26 – 05/24/26	73,978	$4.55	73,978	$10,232
05/25/26 – 06/28/26	-	$-	-	$10,232
Total	73,978	$4.55	73,978
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
Business Overview
The Company is a leading provider of thoughtful expressions designed to help inspire customers to give more, connect more, and build more and better relationships. See Item 1 in Part I for a detailed description of the Company’s business.
Business Segments
The Company operates in the following three business segments: Consumer Floral & Gifts, Gourmet Foods & Gift Baskets, and BloomNet. The Consumer Floral & Gifts segment includes the operations of the Company’s flagship brand, 1-800-Flowers.com, Personalization Mall, Things Remembered, FruitBouquets.com, and Flowerama, while the Gourmet Foods & Gift Baskets segment includes the operations of Harry & David, Wolferman’s Bakery, Vital Choice, Moose Munch, Cheryl’s Cookies, Mrs. Beasley’s, The Popcorn Factory, DesignPac, 1-800-Baskets.com, Simply Chocolate, Shari’s Berries, and Scharffen Berger. The BloomNet segment includes the operations of BloomNet, Napco, and Card Isle.
Fiscal 2026 Results
Fiscal 2026 was a year of meaningful progress as the Company strengthened the foundation of the business and positioned the Company for its next phase of transformation. Throughout the year, the Company strengthened the leadership team, began to modernize its digital and marketing capabilities, simplified its operations, and became a more customer-first, data driven organization. These actions strengthened the foundation of the business and better positioned the Company to drive sustainable, profitable growth over the long term.

During fiscal 2026, net revenues decreased by $182.1 million, or 10.8%, to $1,503.5 million, compared to fiscal 2025, primarily due to a focus on marketing effectiveness and profitability over near-term revenue growth, offset in part by increased wholesale volume.
Gross margins declined in fiscal 2026, ending at 38.0%; a 70-basis point decrease over fiscal 2025, primarily due to deleveraging on the sales decline, partially offset by the Company’s cost reduction and operational efficiency initiatives.
Net loss was $134.8 million, compared with a net loss of $200.0 million in fiscal 2025. Adjusted EBITDA for fiscal 2026 was $2.9 million, compared with $29.2 million in fiscal 2025, reflecting a decline in Adjusted EBITDA, driven by lower sales and reduced gross margin, offset in part by decreases in advertising costs (See Reconciliation of net loss to adjusted EBITDA (non-GAAP) below).
Goodwill and Intangible Asset Impairment
During the quarter ended March 29, 2026, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangibles and other long-lived assets were less than their carrying amounts. After consideration of current and projected operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred that required an interim impairment assessment of the goodwill, intangibles and other long-lived assets for its Consumer Floral & Gifts reporting unit as of March 29, 2026. Based on the impairment assessment performed, the Company recorded a non-cash goodwill and intangible impairment charge of $45.2 million, comprised of $34.6 million attributable to the Consumer Floral & Gifts reporting unit's goodwill and $10.6 million attributable to the Personalization Mall tradename (indefinite-lived intangible asset) within the same reporting unit. The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired.

In fiscal 2025, during the quarter ended March 30, 2025, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangibles, and other long-lived assets were less than their carrying amounts. After consideration of current operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred that required an interim impairment assessment of goodwill, intangibles, and other long-lived assets for its Consumer Floral & Gifts reporting unit. As such, the Company performed an impairment test of the reporting unit’s goodwill, intangibles and long-lived assets as of March 30, 2025, and recorded a non-cash goodwill and intangible impairment charge of $138.2 million, comprised of $113.4 million related to goodwill and $24.8 million attributable to the Personalization Mall tradename (indefinite-lived intangible asset). The Company concluded that definite-lived and other long-lived assets of the reporting unit were not impaired. In the fourth quarter of fiscal 2025, the Company recorded an immaterial adjustment of $5.6 million to increase the previously recognized non-cash goodwill impairment charge. The adjustment was the result of a change in the estimated allocation of the impairment charge between goodwill that is deductible and non-deductible for tax purposes.
In fiscal 2024, during the quarter ended December 31, 2023, as a result of a decline in the actual and projected revenue for the Company’s Personalization Mall tradename (indefinite-lived intangible asset), as well as a higher discount rate resulting from the higher interest rate environment, the Company determined that an impairment assessment was required for this tradename. This assessment resulted in the Company recording a non-cash impairment charge of $19.8 million to reduce the recorded carrying value of the Personalization Mall tradename - see Note 7 – Goodwill, trademarks with indefinite lives and other intangibles, net in Item 15.
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
EBITDA and adjusted EBITDA
We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, Non-Qualified Deferred Compensation Plan ("NQDC Plan") investment appreciation/depreciation, goodwill and intangible impairment and certain items affecting period-to-period comparability.

The Company presents EBITDA and Adjusted EBITDA because it considers such information meaningful supplemental measures of its performance and believes such information is frequently used by the investment community in the evaluation of similarly situated companies. The Company uses EBITDA and Adjusted EBITDA as factors used to determine the total amount of incentive compensation available to be awarded to executive officers and other employees. The Company’s credit agreement uses EBITDA and Adjusted EBITDA-related items to determine its interest rate and to measure compliance with certain covenants. EBITDA and Adjusted EBITDA are also used by the Company to evaluate and price potential acquisition candidates.
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
The following table presents the EBITDA and Adjusted EBITDA for the fiscal years ended June 28, 2026 and June 29, 2025, respectively. For EBITDA and Adjusted EBITDA for the fiscal year ended June 30, 2024, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Reconciliation of net loss to Adjusted EBITDA (non-GAAP):	Years Ended
	June 28, 2026	June 29, 2025

	(in thousands)
Net loss	$(134,765)	$(199,993)
Add: Interest expense and other, net	7,652	8,544
Add: Depreciation and amortization	53,617	53,618
Add: Income tax benefit	(4)	(13,364)
EBITDA	(73,500)	(151,195)
Add: Stock-based compensation	11,256	11,891
Add: Compensation charge related to NQDC plan investment appreciation	7,708	5,423
Add: System implementation costs	—	13,401
Add: Goodwill and intangible impairment	45,154	143,823
Add: Restructuring cost/Severance	12,312	5,823
Adjusted EBITDA	$2,930	$29,166
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

The following table presents the adjusted net loss for the fiscal years ended June 28, 2026 and June 29, 2025. For adjusted net income for fiscal year ended June 30, 2024, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Reconciliation of net loss to adjusted net loss (non-GAAP):	Years Ended
	June 28, 2026	June 29, 2025

	(in thousands)
Net loss	$(134,765)	$(199,993)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP)
Add: System implementation costs	—	13,401
Add: Restructuring cost/Severance	12,312	5,823
Add: Goodwill and intangible impairment	45,154	143,823
Deduct: Income tax effect on adjustments	(182)	(15,572)
Adjusted net loss (non-GAAP)	$(77,481)	$(52,518)

Basic and diluted net loss per common share	$(2.11)	$(3.13)

Basic and diluted adjusted net loss per common share (non-GAAP)	$(1.21)	$(0.82)

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net loss per common share	63,912	63,807
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

The following table presents the net revenues, gross profit, segment contribution margin, and adjusted segment contribution margin from each of the Company’s business segments, for the fiscal years ended June 28, 2026 and June 29, 2025. For segment contribution margin and adjusted segment contribution margin for the fiscal year ended June 30, 2024, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

	Years Ended
	June 28, 2026	Goodwill and Intangible Impairment	Restructuring Cost/ Severance	As Adjusted (non-GAAP) June 28, 2026	June 29, 2025	System Implementation Costs	Goodwill and Intangible Impairment	Restructuring Cost/ Severance	As Adjusted (non-GAAP) June 29, 2025	% Change

	(dollars in thousands)
Net revenues:
Consumer Floral & Gifts	$638,931	$-	$-	$638,931	$776,781	$-	$-	$-	$776,781	-17.7%
BloomNet	96,832	-	-	96,832	98,707	-	-	-	98,707	-1.9%
Gourmet Foods & Gift Baskets	768,520	-	-	768,520	810,941	-	-	-	810,941	-5.2%
Corporate	249	-	-	249	333	-	-	-	333	-25.2%
Intercompany eliminations	(1,021)	-	-	(1,021)	(1,104)	-	-	-	(1,104)	7.5%
Total net revenues	$1,503,511	$-	$-	$1,503,511	$1,685,658	$-	$-	$-	$1,685,658	-10.8%

Gross profit:
Consumer Floral & Gifts	$251,517	$-	$-	$251,517	$305,508	$-	$-	$-	$305,508	-17.7%
	39.4%			39.4%	39.3%				39.3%

BloomNet	46,829	-	-	46,829	47,914	-	-	-	47,914	-2.3%
	48.4%			48.4%	48.5%				48.5%

Gourmet Foods & Gift Baskets	272,569	-	-	272,569	298,052	6,625	-	-	304,677	-10.5%
	35.5%			35.5%	36.8%				37.6%

Corporate	420	-	-	420	798	-	-	-	798	-47.4%
	168.7%			168.7%	239.6%				239.6%

Total gross profit	$571,335	$-	$-	$571,335	$652,272	$6,625	$-	$-	$658,897	-13.3%
	38.0%			38.0%	38.7%				39.1%

EBITDA (non-GAAP):
Segment Contribution Margin (non-GAAP) (a):
Consumer Floral & Gifts	$573	$45,154	$2,859	$48,586	$(94,620)	$-	$143,823	$1,261	$50,464	-3.7%
BloomNet	26,930	-	281	27,211	29,047	-	-	222	29,269	-7.0%
Gourmet Foods & Gift Baskets	47,994	-	4,725	52,719	46,993	10,393	-	1,387	58,773	-10.3%
Segment Contribution Margin Subtotal	75,497	45,154	7,865	128,516	(18,580)	10,393	143,823	2,870	138,506	-7.2%
Corporate (b)	(148,997)	-	4,447	(144,550)	(132,615)	3,008	-	2,953	(126,654)	-14.1%
EBITDA (non-GAAP)	(73,500)	45,154	12,312	(16,034)	(151,195)	13,401	143,823	5,823	11,852	-235.3%
Add: Stock-based compensation	11,256	-	-	11,256	11,891	-	-	-	11,891	-5.3%
Add: Compensation charge related to NQDC Plan Investment Appreciation	7,708	-	-	7,708	5,423	-	-	-	5,423	42.1%
Adjusted EBITDA (non-GAAP) (c)	$(54,536)	$45,154	$12,312	$2,930	$(133,881)	$13,401	$143,823	$5,823	$29,166	-90.0%
(a)Segment performance is measured based on segment contribution margin or segment Adjusted EBITDA, reflecting only the direct controllable revenue and operating expenses of the segments, both of which are non-GAAP measurements. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead, described above, depreciation and amortization, other income, net, and other items that we do not consider indicative of our core operating performance.

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
The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Years Ended
	June 28, 2026	June 29, 2025

	(in thousands)
Net cash provided by (used in) operating activities	$18,308	$(26,363)
Capital expenditures	(31,280)	(41,463)
Free cash flow	$(12,972)	$(67,826)
Results of Operations
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2026, 2025, and 2024, which ended on June 28, 2026, June 29, 2025, and June 30, 2024, respectively, each consisted of 52 weeks.
Net Revenues

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)
Net revenues:
E-Commerce	$1,273,126	-13.1%	$1,464,445	-9.3%	$1,614,199
Other	230,385	4.1%	221,213	1.8%	217,222
Total net revenues	$1,503,511	-10.8%	$1,685,658	-8.0%	$1,831,421
Net revenues consist primarily of the selling price of the merchandise, service and outbound shipping charges, less discounts, returns and credits. The Company’s net revenues from international sources were not material during fiscal years 2026, 2025 and 2024.
During the fiscal year ended June 28, 2026, net revenues decreased 10.8% in comparison to the prior year, due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth, offset in part by increased wholesale volume.

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
Disaggregated revenue by channel follows:

	Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations		Consolidated
	June 28, 2026	June 29, 2025	~~%~~ Change	June 28, 2026	June 29, 2025	~~%~~ Change	June 28, 2026	June 29, 2025	~~%~~ Change	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	~~%~~ Change

	(dollars in thousands)
Net revenues
E-commerce	$631,608	$768,631	-17.8%	$-	$-	-	$641,518	$695,814	-7.8%	$-	$-	$1,273,126	$1,464,445	-13.1%
Other	7,323	8,150	-10.1%	$96,832	98,707	-1.9%	$127,002	115,127	10.3%	$(772)	(771)	230,385	221,213	4.1%
Total net revenues	$638,931	$776,781	-17.7%	$96,832	$98,707	-1.9%	$768,520	$810,941	-5.2%	$(772)	$(771)	$1,503,511	$1,685,658	-10.8%

Other revenues detail
Retail and other	7,323	8,150	-10.1%	-	-	-	10,818	9,717	11.3%	-	-	18,141	17,867	1.5%
Wholesale	-	-	-	40,888	40,830	0.1%	116,184	105,410	10.2%	-	-	157,072	146,240	7.4%
BloomNet services	-	-	-	55,944	57,877	-3.3%	-	-	-	-	-	55,944	57,877	-3.3%
Corporate	-	-	-	-	-	-	-	-	-	249	333	249	333	-25.2%
Eliminations	-	-	-	-	-	-	-	-	-	(1,021)	(1,104)	(1,021)	(1,104)	7.5%
Total other revenues	$7,323	$8,150	-10.1%	$96,832	$98,707	-1.9%	$127,002	$115,127	10.3%	$(772)	$(771)	$230,385	$221,213	4.1%
Revenue by sales channel:
•E-commerce revenues (combined online and telephonic) decreased 13.1% during fiscal 2026, primarily as a result of a declines in demand in the Consumer Floral & Gifts segment of 17.8% and the Gourmet Foods & Gift Baskets segment of 7.8%. The Company had lower order volumes (14.3 million, a decrease of 17.6% vs. prior year) partially offset by higher average order value ($89.23, an increase of 5.5% vs. prior year) as a result of higher revenue per unit.
E-commerce revenues decreased 9.3% during fiscal 2025, primarily as a result of a decline in demand across all our segments, attributable to the macro-economic conditions, the impact of inefficient marketing spend, and a highly promotional consumer environment. The Company had lower order volumes (17.3 million, a decrease of 8.0% vs. prior year) coupled with slightly lower average order value ($84.56, a decrease of 1.3% vs. prior year) as a result of product mix trending into lower price point items.
•Other revenues are comprised of the Company’s BloomNet® segment, as well as the wholesale and retail channels of its Consumer Floral & Gifts and Gourmet Foods & Gift Baskets segments.
Other revenues increased 4.1% and 1.8% during fiscal 2026 and 2025, respectively, primarily due to higher wholesale volumes within the Gourmet Foods & Gift Baskets segment due to increased orders from big box retailers, which was partially offset by lower BloomNet revenues due to lower order volume through the network, including our 1-800-Flowers® brand.
Revenue by segment:
Consumer Floral & Gifts – this segment, which includes the operations of the 1-800-Flowers.com®, Personalization Mall®, and Things Remembered® brands, derives revenue from the sale of consumer floral products and gifts through its e-commerce sales channels (telephonic and online sales), retail stores, and royalties from its franchise operations.
Net revenues decreased 17.7% during fiscal 2026, due to a focus on marketing effectiveness and profitability being prioritized over near term revenue growth.

Net revenues decreased 8.6% during fiscal 2025, due to the continued macro-economic pressure, a highly promotional consumer environment, and the impact of inefficient marketing spend.
BloomNet® – revenues in this segment are derived from membership fees, as well as other product and service offerings.

Net revenues decreased 1.9% during fiscal 2026, due to lower service revenue, which was attributable to a decline in order volume processed through the network.

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
Net revenues decreased 5.2% during fiscal 2026, as e-commerce revenues declined 7.8% due to a focus on marketing effectiveness and profitability being prioritized over near-term revenue growth, partially offset by increased wholesale volume as big box retailers increased orders in the current year.

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
Gross Profit

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)

Gross profit	$571,335	-12.4%	$652,272	-11.2%	$734,753
Gross profit %	38.0%		38.7%		40.1%
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
Gross profit decreased 12.4% during fiscal 2026 due to lower revenues, as well as a decline in gross margin percentage of 70 basis points compared with fiscal 2025 due to declines in the Gourmet Foods & Gift Baskets and BloomNet segments, partially offset by a slight increase in gross profit in the Company's Consumer Floral & Gifts segment.

Gross profit decreased 11.2% during fiscal 2025 due to lower revenues, as well as a decline in gross margin of 140 basis points compared with fiscal 2024 due to declines within the Consumer Floral & Gifts and the Gourmet Foods & Gift Baskets segments, partially offset by an increase in gross profit in the Company's BloomNet segment.
Consumer Floral & Gifts segment – Gross profit in fiscal 2026 in comparison to the prior year decreased by 17.7%, due to the impact of lower revenue noted above, offset in part by a slight increase in gross profit percentage due to lower cost of merchandise and delivery and shipping costs.

Gross profit in fiscal 2025 decreased in comparison to the prior year by 11.9%, due to the impact of the lower revenues noted above, as well as an unfavorable gross profit percentage primarily attributable to higher cost of merchandise and deleveraging of fixed costs resulting from lower sales volumes.

BloomNet segment – Gross profit in fiscal 2026 decreased in comparison to the prior year by 2.3%, due to the impact of lower revenues noted above.

Gross profit in fiscal 2025 decreased in comparison to the prior year by 7.9%, due to the impact of lower revenues noted above, offset in part by improved gross profit percentage driven by lower florist rebates related to lower florist-to-florist volume.
Gourmet Foods & Gift Baskets segment – Gross profit in fiscal 2026 decreased in comparison to prior year by 8.5%, due to the decrease in revenue noted above, as well as an unfavorable gross profit percentage primarily attributable to deleveraging on the sales decline and increased commodity and shipping costs, as well as increased inventory reserves.

Gross profit in fiscal 2025 decreased in comparison to the prior year by 11.0%, due to the decrease in revenue noted above, as well as decreased gross profit percentage attributable to higher cost of merchandise, deleveraging of fixed costs resulting from lower sales volumes, and incremental costs associated with the implementation of a new order management system for the Harry & David brand.
Marketing and sales expense

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)

Marketing and sales	$402,821	-16.2%	$480,439	-0.9%	$485,016
Percentage of net revenues	26.8%		28.5%		26.5%
Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues) and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling, and merchandising activities.
Marketing and sales expense decreased 16.2% during fiscal 2026, as well as decreased as a percentage of sales primarily due to a focus on marketing effectiveness and profitability.
Marketing and sales expense decreased 0.9% during fiscal 2025 essentially in-line with the prior year. Marketing and sales expenses as a percentage of revenues increased over the prior year due to increased advertising costs needed to support sales due to a competitive environment.
Technology and development expense

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)

Technology and development	$57,857	-7.1%	$62,279	3.4%	$60,235
Percentage of net revenues	3.8%		3.7%		3.3%
Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.
Technology and development expense decreased by 7.1% during fiscal 2026, primarily due to higher costs in the prior year period related to a new customer service platform and order management system.

Technology and development expense increased by 3.4% during fiscal 2025, primarily due to higher development and consulting costs for the Company's technology platform enhancements, including incremental costs relating to the implementation of a new customer service platform and order management system.

During the fiscal years 2026, 2025 and 2024, the Company expended $81.7 million, $93.0 million and $86.8 million, respectively, on technology and development, of which $23.9 million, $30.7 million and $26.6 million, respectively, has been capitalized.
General and administrative expense

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)

General and administrative	$139,003	18.9%	$116,926	-1.0%	$118,060
Percentage of net revenues	9.2%		6.9%		6.4%
General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.
General and administrative expense increased 18.9% during fiscal 2026, primarily due to higher severance costs related to the enterprise reductions in workforce, increased consulting costs, and changes in the value of the Company’s NQDC investments - refer to equal offset in “Other income, net”.

General and administrative expense decreased 1.0% during fiscal 2025, primarily due to lower labor costs and changes in the value of the Company’s NQDC investments - refer to equal offset in “Other income, net”. This was partially offset by higher insurance costs.
Depreciation and amortization expense

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)

Depreciation and amortization	$53,617	—%	$53,618	-0.2%	$53,752
Percentage of net revenues	3.6%		3.2%		2.9%
Depreciation and amortization expense for fiscals 2026 and 2025 were in-line with the prior year periods.
Goodwill and intangible impairment

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)
Goodwill and intangible impairment	$45,154	-68.6%	$143,823	627.8%	$19,762
In fiscal 2026, the Company recorded a non-cash goodwill and intangible impairment charge of $45.2 million, comprised of $34.6 million related to goodwill for its Consumer Floral & Gifts segment and $10.6 million attributable to the Personalization Mall tradename.
In fiscal 2025, the Company recorded a non-cash goodwill and intangible impairment charge of $143.8 million, comprised of $119.0 million related to goodwill for its Consumer Floral & Gifts segment and $24.8 million attributable to the Personalization Mall tradename.
In fiscal 2024, the Company recorded a non-cash impairment charge of $19.8 million related to its Personalization Mall tradename.

See Note 7 - Goodwill, trademarks with indefinite lives and other intangibles, net in Part IV, Item 15 for additional information.
Interest income

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)
Interest income	$(1,857)	-45.1%	$(3,380)	-49.4%	$(6,680)
Interest income consists of income earned on the Company’s available cash balances.
Interest income decreased 45.1% during fiscal 2026, due to a decline in interest earned on lower available cash balances.
Interest income in fiscal 2025 decreased 49.4% from fiscal 2024 due to a decline in interest earned on lower available cash balances, as well as lower interest rates.
Interest expense

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)
Interest expense	$16,959	9.9%	$15,438	-10.8%	$17,303
Interest expense consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facilities (See Note 10 - Long-term debt, net in Part IV, Item 15 for details).
Interest expense increased 9.9% during fiscal 2026, due to an increase in borrowings and interest rates.
Interest expense decreased 10.8% in fiscal 2025 from fiscal 2024 due to a lower outstanding term loan balance, as well as lower interest rates.
Other income, net

	Years Ended
	June 28, 2026	% Change	June 29, 2025	% Change	June 30, 2024

	(dollars in thousands)
Other income, net	$(7,450)	112.0%	$(3,514)	-48.3%	$(6,793)
Other income, net during fiscal 2026, fiscal 2025, and fiscal 2024 consisted primarily of investment gains on the Company's NQDC Plan investments (for which the offsetting expense was recorded in the general and administrative expense line item).
Income Taxes
The Company recorded an income tax benefit of $4 thousand during fiscal 2026, an income tax benefit of $13.4 million in fiscal 2025, and an income tax expense of $0.2 million in fiscal 2024, resulting in an effective tax rate of 0.0%, 6.3% and (3.4%), respectively. The Company’s effective tax rate for fiscal 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to increases in the valuation allowance on certain federal and state deferred tax assets and state taxes. The Company’s effective tax rate for fiscal 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to establishing a valuation allowance on certain federal and state deferred tax assets (including charitable contribution carryforwards) and the permanent portion of goodwill impairment charges. The Company’s effective tax rate for fiscal 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state taxes, increases in valuation allowances, and tax shortfalls related to stock-based compensation, partially offset by enhanced deductions and various tax credits.

At June 28, 2026, the Company had $76.1 million of indefinite-lived federal net operating losses, $167.3 million of state net operating loss carryforwards, some of which will begin to expire in fiscal 2027 to the extent not utilized, and $5.5 million of foreign net operating loss carryforwards, which will begin to expire in fiscal 2034 if not utilized. At June 28, 2026, the Company’s federal charitable contribution carryforwards were $15.3 million, which will begin to expire in fiscal 2027 if not utilized. At June 28, 2026, the Company’s research and development and work opportunity credit carryforwards were $2.1 million and $0.4 million, respectively, which will both begin to expire in fiscal 2045 if not utilized.
Liquidity and Capital Resources
Liquidity and borrowings
The Company’s principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 10 - Long-term debt, net in Part IV, Item 15 for details). At June 28, 2026, the Company had working capital of negative $17.8 million, including cash and cash equivalents of $11.4 million, compared to net working capital of $61.3 million, including cash and cash equivalents of $46.5 million at June 29, 2025.
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
During the first two quarters of fiscal 2026, the Company borrowed under its revolving credit facility in order to fund pre-holiday manufacturing and inventory procurement requirements, with borrowings peaking at $175.0 million in November 2025. Cash generated from operations during the Christmas holiday shopping season enabled the Company to repay the borrowings under the revolving credit facility in December 2025. The Company had no amounts outstanding under the revolving credit facility as of June 28, 2026.
Based on our year-end cash balances, combined with projected cash flows, the Company expects to borrow under its revolving credit facility to fund pre-holiday manufacturing and inventory purchases during the first quarter of fiscal 2027. The Company expects to be able to repay all working capital borrowings prior to the end of the second quarter of fiscal 2027.
On September 9, 2026, the Company entered into an amendment to its credit agreement that modified certain financial covenants and other terms and provided additional covenant relief and flexibility, as further described in Note 10 - Long-term debt, net in Part IV, Item 15.

While we believe that our sources of funding will be sufficient to meet our anticipated operating cash needs for at least the next twelve months, any projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate, and will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to require additional financing. In addition, the Company is evaluating the potential sale of non-strategic assets, along with a range of other capital raising options intended to optimize its capital structure and provide additional capital to support investments in its transformation and drive future growth. These potential options may include one or more public or private debt or equity financings, potential divestitures of non-strategic assets, or other capital structure transactions . There can be no assurance that the evaluation will result in any transaction or outcome or, if one or more transactions ensue, what the terms of any such transaction might be.

Cash Flows
Net cash provided by operating activities of $18.3 million for fiscal 2026 was primarily attributable to the net loss during the period, adjusted by non-cash charges for goodwill and intangible impairment, depreciation and amortization and stock based compensation, combined with changes in working capital, comprised of decreases in inventories, prepaid and other, trade receivables, and other assets and other liabilities.
Net cash used in investing activities of $31.3 million was primarily attributable to capital expenditures related to the Company's technology initiatives.

Net cash used in financing activities of $22.2 million was primarily related to net repayment of bank borrowings under the Company's working capital line of credit, as well as payments made on the Company's Term Loan.
Free Cash Flow
Free cash flow was a negative $13.0 million for fiscal 2026, compared with free cash flow of negative $67.8 million for fiscal 2025, an increase of $54.8 million primarily driven by an increase in cash flows from operations, driven by improved working capital management and decreased capital expenditures. Refer to "Definitions of non-GAAP financial measures" for reconciliation of non-GAAP results to applicable GAAP results.

Stock Repurchase Program
See Item 5 in Part II for details.
Contractual Obligations
At June 28, 2026, the Company’s contractual obligations consist of:
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

	Payments due by period
	(in thousands)
	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Fiscal 2031	Thereafter	Total
Purchase commitments	$113,723	$9,552	$4,146	$88	$-	$-	$127,509
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
During fiscal 2026, the Company recorded a non-cash goodwill impairment charge of $34.6 million related to the Company’s Consumer Floral & Gifts reporting unit, resulting in all goodwill in this reporting unit being written off. The remaining $3.1 million of goodwill, as of June 28, 2026 is primarily related to the BloomNet reporting unit.

See Note 7 – Goodwill, trademarks with indefinite lives and other intangibles, net in Part IV, Item 15, for further information.
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

The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If, after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows, including the revenue forecasts and the perpetual growth rate, as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.
During fiscal 2026, the Company recorded a non-cash impairment charge of $10.6 million related to the Company’s Personalization Mall tradename (an indefinite-lived intangible asset). The indefinite-lived intangible was written down to its respective fair value resulting in zero excess fair value over carrying amount as of the impairment test date, resulting in a risk of future impairments if any assumptions, estimates, or market factors change in the future. The carrying value of the Company’s Personalization Mall tradename as of June 28, 2026, is $10.6 million. The carrying value of the remainder of the Company's trademarks with indefinite lives as of June 28, 2026 is $65.5 million.

See Note 7 – Goodwill, trademarks with indefinite lives and other intangibles, net, in Part IV, Item 15, for further information.
Recently Issued Accounting Pronouncements
See Note 2 in Part IV, Item 15 for details regarding the impact of accounting standards that were recently issued on our consolidated financial statements.
Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from the effect of interest rate changes, which relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facility bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $1.1 million during the fiscal year ended June 28, 2026.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Annual Financial Statements: See Part IV, Item 15 of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 28, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2026.

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 28, 2026.
The Company’s independent registered public accounting firm, BDO USA, P.C., audited the effectiveness of the Company’s internal control over financial reporting as of June 28, 2026. BDO USA, P.C.’s report on the effectiveness of the Company’s internal control over financial reporting as of June 28, 2026 is set forth below.
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
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 28, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
1-800-FLOWERS.COM, Inc.
Jericho, NY

Opinion on Internal Control over Financial Reporting
We have audited 1-800-FLOWERS.COM, Inc.’s (the “Company’s”) internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 28, 2026 and June 29, 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 28, 2026 and the related notes and schedule listed in the accompanying index and our report dated September 11, 2026, expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
Melville, New York
September 11, 2026

Item 9B.    OTHER INFORMATION
Rule 10b5-1 Plans
During the three months ended June 28, 2026, none of the directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.
The Company maintains a Code of Ethics, which is applicable to all directors, officers, and employees on the Investor Relations-Corporate Governance tab of the Company’s investor relations website (www.investor.1800flowers.com), which is also accessible through a link at the bottom of the main Company page at www.1800flowers.com. Any amendment or waiver to the Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K to the extent required by applicable law or the regulations of any exchange applicable to the Company. A copy of the Code of Business Conduct and Ethics is available without charge upon written request to: Investor Relations, 1-800-FLOWERS.COM, Inc., Two Jericho Plaza, Suite 200, Jericho, New York 11753.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Melville, NY; PCAOB ID#243)	F-1
Consolidated Balance Sheets as of June 28, 2026 and June 29, 2025	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended June 28, 2026, June 29, 2025 and June 30, 2024	F-4
Consolidated Statements of Stockholders’ Equity for the years ended June 28, 2026, June 29, 2025 and June 30, 2024	F-5
Consolidated Statements of Cash Flows for the years ended June 28, 2026, June 29, 2025 and June 30, 2024	F-6
Notes to Consolidated Financial Statements	F-7

(a) (2) Index to Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-36
All other information and financial statement schedules are omitted because they are not applicable, or required, or because the required information is included in the consolidated financial statements or notes thereto.
(a) (3) Index to Exhibits:
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the reference in parentheses. All other exhibits are filed herewith. Exhibits 10.1, 10.2, 10.3, 10.4. 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.14, 10.15, 10.16, 10.19, 10.20, and 10.21 are management contracts or compensatory plans or arrangements.

Exhibit	Description

*2.1
Equity Purchase Agreement dated as of February 14, 2020, by and among 1-800-Flowers.com, Inc., 800-Flowers, Inc. PersonalizationMall.com, LLC, and Bed Bath & Beyond Inc. (Current Report on Form 8-K filed on February 18, 2020, Exhibit 2.1)

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
*10.5
2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 15, 2020, and amended as of October 3, 2023 and October 9, 2025) (Proxy Statement on Form 14(a) filed on October 23, 2025, Annex A).

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

*10.14	James F. McCann Consent Letter, dated June 29, 2023 (Annual Report on Form 10-K for the fiscal year ended July 2, 2023 filed on September 15, 2023, Exhibit 10.14)
*10.15	Christopher G. McCann Resignation Letter, dated June 29, 2023 (Annual Report on Form 10-K for the fiscal year ended July 2, 2023 filed on September 15, 2023, Exhibit 10.15)
*10.16	Appointment Letter from 1-800-FLOWERS.COM, Inc. to Christopher G. McCann, dated December 31, 2023 (Current Report on Form 8-K filed on January 2, 2024, Exhibit 99.1)
*10.17
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

*10.18
Second Amendment, dated as of May 6, 2025, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent, to that certain Third Amended and Restated Credit Agreement, dated as of June 27, 2023 (Current Report on Form 8-K filed on May 8, 2025, Exhibit 10.1).

*10.19	Offer Letter dated May 7, 2025, between Adolfo Villagomez and 1-800-FLOWERS.COM, Inc. (Current Report on Form 8-K filed on May 8, 2025, Exhibit 10.2).
*10.20	Description of Executive Severance Plan, adopted effective October 17, 2025 (Quarterly Report on Form 10-Q filed on January 29, 2026, Exhibit 10.1).
*10.21	Separation Agreement and General Release between Thomas Hartnett and 1-800-Flowers.com, Inc. dated April 17, 2026 (Quarterly Report on Form 10-Q filed on May 7, 2026, Exhibit 10.1).
*10.22
Third Amendment, dated as of September 9, 2026, among 1-800-FLOWERS.COM, INC., the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent, to that certain Third Amended and Restated Credit Agreement, dated as of June 27, 2023 (Current Report on Form 8-K filed on September 10, 2026, Exhibit 10.1).

*19.1	Policy on the Prevention of Insider Trading for 1-800-FLOWERS.COM, Inc (Annual Report on Form 10-K filed on September 6, 2024, Exhibit 19.1).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97.1	1-800-FLOWERS.COM, Inc. Clawback Policy (Annual Report on Form 10-K filed on September 6, 2024, Exhibit 97.1).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2026	1-800-FLOWERS.COM, Inc.

By: /s/ Adolfo Villagomez
Adolfo Villagomez
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Dated: September 11, 2026	By: /s/ Adolfo Villagomez Adolfo Villagomez Chief Executive Officer (Principal Executive Officer)

Dated: September 11, 2026	By: /s/ James Langrock James Langrock Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Dated: September 11, 2026	By: /s/ Priscilla Kasenchak Priscilla Kasenchak Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Dated: September 11, 2026	By: /s/ James F. McCann James F. McCann Executive Chairman

Dated: September 11, 2026	By: /s/ Christopher G. McCann Christopher G. McCann Director

Dated: September 11, 2026	By: /s/ Celia R. Brown Celia R. Brown Director

Dated: September 11, 2026	By: /s/ Dina M. Colombo Dina M. Colombo Director

Dated: September 11, 2026	By: /s/ Eugene F. DeMark Eugene F. DeMark Director

Dated: September 11, 2026	By: /s/ Adam Hanft Adam Hanft Director

Dated: September 11, 2026	By: /s/ Shelton Palmer Shelton Palmer Director

Dated: September 11, 2026	By: /s/ Christina Shim Christina Shim Director

Dated: September 11, 2026	By: /s/ Larry Zarin Larry Zarin Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
1-800-FLOWERS.COM, Inc.
Jericho, NY

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 1-800-FLOWERS.COM, Inc. (the “Company”) as of June 28, 2026 and June 29, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 28, 2026, and the related notes and schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 28, 2026 and June 29, 2025, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 28, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2026 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-lived Intangible Asset – Personalization Mall Tradename
As described in Note 2 and Note 7 to the consolidated financial statements, the Company’s consolidated balance for trademarks with indefinite lives was $76.1 million as of June 28, 2026. During its quarterly assessment in the third quarter of fiscal year 2026, the Company determined that an impairment assessment was required for its Personalization Mall tradename. The Company’s impairment test for its Personalization Mall tradename encompassed calculating the fair value of the asset and comparing that result to its carrying value. To determine the fair value, the Company used an income approach, the relief-from-royalty method. This quarterly assessment resulted in the Company recording a non-cash impairment charge of $10.6 million.
We identified the forecasted revenues included in the relief-from-royalty method for the valuation of the Personalization Mall tradename during the third quarter of fiscal year 2026 as a critical audit matter. The principal consideration for our determination included the subjectivity and judgment required to determine the forecasted revenues. Auditing this element involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.
The primary procedure we performed to address this critical audit matter included:
• Evaluating the reasonableness of forecasted revenues by: (i) comparing the actual results for the historical years to the forecasted revenues, (ii) considering whether any contradictory evidence existed by reviewing industry trends, and (iii) performing a benchmarking analysis of selected public guideline companies for certain periods that management used for its assessment.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2014.
Melville, NY
September 11, 2026

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 28, 2026	June 29, 2025
Assets
Current assets:
Cash and cash equivalents	$11,366	$46,502
Trade receivables, less allowances for credit losses of $2,287 and $2,440, respectively	21,572	21,693
Inventories	152,783	177,127
Prepaid and other	25,719	37,405
Total current assets	211,440	282,727

Property, plant and equipment, net	194,216	215,596
Operating lease right-of-use assets	103,035	107,476
Goodwill	3,071	37,625
Trademarks with indefinite lives	76,073	86,673
Other intangibles, net	1,304	2,691
Other assets	47,853	39,829
Total assets	$636,992	$772,617

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,963	$74,581
Accrued expenses	118,961	109,887
Current maturities of long-term debt	24,000	21,000
Current portion of long-term operating lease liabilities	17,291	15,918
Total current liabilities	229,215	221,386

Long-term debt, net	112,176	134,764
Long-term operating lease liabilities	95,468	99,644
Deferred tax liabilities, net	5,986	6,679
Other liabilities	50,496	41,862
Total liabilities	493,341	504,335

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 60,311,976 and 59,470,528 shares issued in 2026 and 2025, respectively	602	594
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued in 2026 and 2025	323	323
Additional paid-in capital	422,528	411,280
Accumulated (deficit) retained earnings	(69,780)	64,985
Accumulated other comprehensive loss	(98)	(140)
Treasury stock, at cost, 23,209,569 and 22,919,849 Class A shares in 2026 and 2025, respectively, and 5,280,000 Class B shares in 2026 and 2025	(209,924)	(208,760)
Total stockholders’ equity	143,651	268,282
Total liabilities and stockholders’ equity	$636,992	$772,617
See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024

Net revenues	$1,503,511	$1,685,658	$1,831,421
Cost of revenues (excludes depreciation and amortization)	932,176	1,033,386	1,096,668
Gross profit	571,335	652,272	734,753
Operating expenses:
Marketing and sales	402,821	480,439	485,016
Technology and development	57,857	62,279	60,235
General and administrative	139,003	116,926	118,060
Depreciation and amortization	53,617	53,618	53,752
Goodwill impairment	34,554	119,023	-
Intangible impairment	10,600	24,800	19,762
Total operating expenses	698,452	857,085	736,825
Operating loss	(127,117)	(204,813)	(2,072)
Interest income	(1,857)	(3,380)	(6,680)
Interest expense	16,959	15,438	17,303
Other income, net	(7,450)	(3,514)	(6,793)
Loss before income taxes	(134,769)	(213,357)	(5,902)
Income tax (benefit) expense	(4)	(13,364)	203
Net loss	(134,765)	(199,993)	(6,105)
Other comprehensive income (loss) - currency translation	42	(13)	43
Comprehensive loss	$(134,723)	$(200,006)	$(6,062)

Basic net loss per common share	$(2.11)	$(3.13)	$(0.09)

Diluted net loss per common share	$(2.11)	$(3.13)	$(0.09)

Weighted average shares used in the calculation of net loss per common share:
Basic	63,912	63,807	64,586
Diluted	63,912	63,807	64,586
See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended June 28, 2026, June 29, 2025, and June 30, 2024
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at July 2, 2023	58,273,747	$583	32,348,221	$323	$388,215	$271,083	$(170)	25,845,875	$(188,191)	$471,843

Net loss	-	-	-	-	-	(6,105)	-	-	-	(6,105)
Translation adjustment	-	-	-	-	-	-	43	-	-	43
Stock-based compensation	480,708	5	-	-	10,683	-	-	-	-	10,688
Exercise of stock options	38,240	-	-	-	329	-	-	-	-	329
Acquisition of Class A treasury stock	-	-	-	-	(62)	-	-	1,079,415	(10,394)	(10,456)
Balance at June 30, 2024	58,792,695	$588	32,348,221	$323	$399,165	$264,978	$(127)	26,925,290	$(198,585)	$466,342

Net loss	-	-	-	-	-	(199,993)	-	-	-	(199,993)
Translation adjustment	-	-	-	-	-	-	(13)	-	-	(13)
Stock-based compensation	645,090	6	-	-	11,885	-	-	-	-	11,891
Exercise of stock options	32,743	-	-	-	281	-	-	-	-	281
Acquisition of Class A treasury stock	-	-	-	-	(51)	-	-	1,274,559	(10,175)	(10,226)
Balance at June 29, 2025	59,470,528	$594	32,348,221	$323	$411,280	$64,985	$(140)	28,199,849	$(208,760)	$268,282

Net loss	-	-	-	-	-	(134,765)	-	-	-	(134,765)
Translation adjustment	-	-	-	-	-	-	42	-	-	42
Stock-based compensation	841,448	8	-	-	11,248	-	-	-	-	11,256
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	289,720	(1,164)	(1,164)
Balance at June 28, 2026	60,311,976	$602	32,348,221	$323	$422,528	$(69,780)	$(98)	28,489,569	$(209,924)	$143,651
See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024

Operating activities:
Net loss	$(134,765)	$(199,993)	$(6,105)
Reconciliation of net loss to net cash provided by (used in) operating activities, net of acquisitions:
Goodwill and intangible impairment	45,154	143,823	19,762
Depreciation and amortization	53,617	53,618	53,752
Amortization of deferred financing costs	1,412	866	724
Deferred income taxes	(693)	(12,723)	(11,732)
Bad debt expense	223	674	251
Stock-based compensation	11,256	11,891	10,688
Other non-cash items	776	2,013	310
Changes in operating items, net of acquisitions:
Trade receivables	3,553	(4,284)	2,143
Inventories	24,344	756	14,572
Prepaid and other	11,686	(5,682)	2,913
Accounts payable and accrued expenses	(199)	(16,997)	6,404
Other assets and other liabilities	1,944	(325)	1,317
Net cash provided by (used in) operating activities	18,308	(26,363)	94,999

Investing activities:
Acquisitions, net of cash acquired	-	(3,000)	(3,672)
Capital expenditures	(31,280)	(41,463)	(38,632)
Net cash used in investing activities	(31,280)	(44,463)	(42,304)

Financing activities:
Acquisition of treasury stock	(1,164)	(10,175)	(10,394)
Proceeds from exercise of employee stock options	-	281	329
Proceeds from bank borrowings	175,000	110,000	82,000
Repayment of bank borrowings	(196,000)	(140,000)	(92,000)
Debt issuance costs	-	(2,215)	-
Net cash used in financing activities	(22,164)	(42,109)	(20,065)

Net change in cash and cash equivalents	(35,136)	(112,935)	32,630
Cash and cash equivalents:
Beginning of year	46,502	159,437	126,807
End of year	$11,366	$46,502	$159,437
Supplemental Cash Flow Information:
-Interest paid amounted to $15.9 million, $14.4 million, and $16.3 million for the years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively.
-The Company received tax refunds of approximately $2.6 million, net of tax payments, for the year ended June 28, 2026, and paid income taxes of approximately $1.6 million, and $8.0 million, net of tax refunds, for the years ended June 29, 2025, and June 30, 2024, respectively.
See accompanying Notes to Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of business
1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the "Company") is a leading provider of thoughtful expressions designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, PersonalizationMall.com®, Shari’s Berries®, FruitBouquets.com®, Things Remembered®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger® and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco®, a resource for floral gifts and seasonal décor; DesignPac®, a manufacturer of gift baskets and towers; and Card Isle®, an e-commerce greeting card service.
Note 2. Significant accounting policies
Basis of Presentation
The consolidated financial statements include the accounts of 1-800-FLOWERS.COM, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net revenues from international sources were not material during fiscal years 2026, 2025 and 2024.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to June 30. Fiscal years 2026, 2025, and 2024, which ended on June 28, 2026, June 29, 2025, and June 30, 2024, respectively, each consisted of 52 weeks.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the assets’ estimated useful lives. Amortization of leasehold improvements and finance leases is computed using the straight-line method over the shorter of the estimated useful lives or the initial lease terms. The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. Orchards in production, consisting of direct labor and materials, supervision and other items, are capitalized as part of capital projects in progress until the orchards produce fruit in commercial quantities, at which time they are reclassified to orchards in production. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively.

The Company’s property, plant and equipment are depreciated using the following estimated lives:

Building and building improvements (years)	10 - 40
Leasehold improvements (years)	3 - 15
Furniture, fixtures and production equipment (years)	3 - 20
Software (years)	3 - 5
Computer and telecommunication equipment (years)	3 - 5
Orchards in production and land improvements (years)	15 - 45
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
During its quarterly assessment in the third quarter of fiscal 2025, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed a Step 1 analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of March 30, 2025, and partially impaired the related goodwill, and Personalization Mall tradename (an indefinite-lived intangible asset) within the reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.

As of its annual impairment testing date during the fourth quarter of fiscal 2025, the Company completed a step 0 analysis of its Consumer Floral & Gifts, BloomNet, and Gourmet Foods & Gift Baskets reporting units and concluded that it was not "more likely than not" that the fair values of its reporting units were less than their carrying values.
During its quarterly assessment in the third quarter of fiscal 2026, the Company concluded that a triggering event had occurred for its Consumer Floral & Gifts reporting unit. As such, the Company performed a Step 1 analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of March 29, 2026, and fully impaired the related goodwill, and partially impaired the Personalization Mall tradename (an indefinite-lived intangible asset) within the reporting unit. The Company concluded that the definite-lived and other long-lived assets of the reporting unit were not impaired.
As of its annual impairment testing date during the fourth quarter of fiscal 2026, the Company completed a step 0 analysis of its BloomNet, and Gourmet Foods & Gift Baskets reporting units and concluded that it was not "more likely than not" that the fair values of its reporting units were less than their carrying values.

See Note 7 - Goodwill, trademarks with indefinite lives and other intangibles, net for further information.
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
The Company tests indefinite-lived intangible assets for impairment at least annually, during the fourth quarter, or whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In applying the impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test. Under the Step 0 test, the Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, financial performance, legal and other entity and asset specific events. If, after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the indefinite-lived intangible asset is impaired, then performing the quantitative test is necessary. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows, including the revenue forecasts and the perpetual growth rate, as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.
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
As noted in the Goodwill section above, during the third quarter of fiscal 2026, the Company concluded that a triggering event had occurred within its Consumer Floral & Gifts reporting unit and, as such, performed an impairment test of the indefinite-lived intangibles, which resulted in a partial impairment of the Personalization Mall tradename within the reporting unit.
As of its annual impairment testing date during the fourth quarter of fiscal 2026, the Company performed a Step 0 analysis for its indefinite-lived intangible assets, and determined that it was not “more likely than not” that the fair values of its indefinite-lived intangibles were less than their carrying amounts.

See Note 7 - Goodwill, trademarks with indefinite lives and other intangibles, net for further information.

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
Deferred Catalog Costs
The Company capitalizes the costs of producing and distributing its catalogs and expenses them upon mailing. Included within "Prepaid and other current assets" were $1.4 million and $2.1 million at June 28, 2026 and June 29, 2025, respectively, relating to prepaid catalog expenses.
Investments
Equity investments without a readily determinable fair value
Investments in non-marketable equity instruments of private companies, where the Company does not possess the ability to exercise significant influence, are accounted for at cost, less impairment (assessed qualitatively at each reporting period), adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. These investments are included within the “Other assets” line item in the Company’s consolidated balance sheets. The Company did not have cost method investments as of June 28, 2026. The Company had cost method investments with an aggregate carrying amount of the $0.4 million as of June 29, 2025.
Equity investments with a readily determinable fair value
The Company also holds certain trading securities associated with its Non-Qualified Deferred Compensation Plan (“NQDC Plan”). These investments are measured using quoted market prices at the reporting date and are included within the “Other assets” line item in the consolidated balance sheets (see Note 11 - Fair value measurements).

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions, although bank deposits, at times, may exceed federally insured limits. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, and the fact that a substantial portion of receivables are related to balances owed by major credit card companies. Allowances for credit losses relating to consumer, corporate and franchise accounts receivable ($2.3 million at June 28, 2026 and $2.4 million at June 29, 2025) have been recorded based upon previous experience and management’s evaluation.
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
Our total deferred revenue, included in "Accrued expenses" on our consolidated balance sheets, as of July 2, 2023, was $30.8 million, of which $30.2 million was recognized as revenue during the year ended June 30, 2024. Our total deferred revenue, as of June 30, 2024, was $25.0 million, of which $24.4 million was recognized as revenue during the year ended June 29, 2025. Our total deferred revenue as of June 29, 2025 was $23.7 million, of which, $23.5 million was recognized as revenue during the year ended June 28, 2026. The deferred revenue balance as of June 28, 2026 was $19.5 million.
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
The Company expenses all advertising costs, with the exception of catalog costs (see Deferred Catalog Costs above), at the time the advertisement is first shown. Advertising expense (including general advertising, catalog costs, and online portal and search expenses) was $230.7 million, $286.4 million and $283.6 million for the years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively.
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
Derivatives and Hedging
The Company does not enter into derivative transactions for trading purposes, but rather, on occasion, to manage its exposure to interest rate fluctuations. When entering into these transactions, the Company has periodically managed its floating rate debt using interest rate swaps in order to reduce its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. The Company did not have any open derivative positions at June 28, 2026 and June 29, 2025.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) during the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income during the period by the sum of the weighted-average number of common shares outstanding during the period and the potential dilutive common shares (consisting of employee stock options and unvested restricted stock awards). Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and excludes the dilutive potential common shares (consisting of unvested restricted stock awards), as their inclusion would be antidilutive. As a result of the net loss for the years ended June 28, 2026, June 29, 2025, and June 30, 2024, there is no dilutive impact to the net loss per share calculation.
Recently Issued Accounting Pronouncements - Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires the disclosure of additional information with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and allows for either a prospective or retrospective approach on adoption. The Company adopted ASU 2023-09 prospectively in the fourth quarter of fiscal 2026. See Note 12 – Income Taxes for the additional disclosures required under this standard.
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 includes changes that clarify, correct errors in, or make other minor improvements to a broad range of topics that are intended to make them easier to understand and apply, including ASC 260, Earnings Per Share, ASC 325, Investments – Other. The amendments in ASU 2025-12 are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those reporting periods, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements and related disclosures.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal – Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal – Use Software, which amends certain aspects of the accounting and disclosure of software costs under ASC 350-40, Intangibles – Goodwill and Other – Internal – Use Software. ASU 2025-06 replaces the prior “project stage” model and provides a principles-based framework for cost recognition and capitalization, incorporates website development guidance from ASC 350-50, Intangibles — Goodwill and Other — Website Development Costs, into a new internal-use software framework, and clarifies disclosure requirements. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-06 allows for a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach on adoption. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires enhanced disclosures about a business entity's expenses, includes enhanced interim disclosure requirements, and requires additional disclosure about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, which amended ASU 2024-03, to clarify its effective date. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
Note 3 – Net loss per common share
The following table sets forth the computation of basic and diluted net loss:

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024

	(in thousands, except per share data)
Numerator:
Net loss	$(134,765)	$(199,993)	$(6,105)

Denominator:
Weighted average shares outstanding	63,912	63,807	64,586

Adjusted weighted-average shares and assumed conversions	63,912	63,807	64,586

Net loss per common share:
Basic	$(2.11)	$(3.13)	$(0.09)
Diluted	$(2.11)	$(3.13)	$(0.09)
Due to our net loss for the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024, all common stock equivalents including stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computation. See Note 14 - Stock based compensation for further information on outstanding stock options and non-vested restricted stock.
Note 4. Acquisitions
Acquisition of Scharffen Berger®

On July 1, 2024, the Company completed its acquisition of certain assets of Scharffen Berger®, a chocolate manufacturer, expanding the Company's product offerings in the Gourmet Foods & Gift Baskets segment. The Company used cash on hand to fund the purchase.

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
Note 5. Inventory
The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	June 28, 2026	June 29, 2025

	(in thousands)

Finished goods	$81,822	$99,703
Work-in-process	19,187	19,256
Raw materials	51,774	58,168
Total inventory	$152,783	$177,127

Note 6. Property, plant and equipment, net
The Company’s property, plant and equipment, net consists of the following:

	June 28, 2026	June 29, 2025

	(in thousands)

Land	$33,361	$33,811
Orchards in production and land improvements	21,730	21,539
Building and building improvements	70,840	70,479
Leasehold improvements	28,755	31,866
Production equipment	134,107	135,213
Furniture and fixtures	9,333	9,517
Computer and telecommunication equipment	39,345	41,378
Software	234,418	208,960
Capital projects in progress	7,143	13,313
Property, plant and equipment, gross	579,032	566,076
Accumulated depreciation and amortization	(384,816)	(350,480)
Property, plant and equipment, net	$194,216	$215,596
Depreciation expense for the years ended June 28, 2026, June 29, 2025, and June 30, 2024 was $52.3 million, $51.6 million, and $49.3 million, respectively.
Note 7. Goodwill, trademarks with indefinite lives and other intangibles, net
The following table presents goodwill by segment and the related change in the net carrying amount:

	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total

	(in thousands)

Balance at June 30, 2024 (1)	$153,577	$2,960	$-	$156,537
Acquisition of Scharffen Berger	-	-	111	111
Impairment	(119,023)	-	-	(119,023)
Balance at June 29, 2025 (2)	$34,554	$2,960	$111	$37,625
Impairment	(34,554)	-	-	(34,554)
Balance at June 28, 2026 (3)	$-	$2,960	$111	$3,071
(1)     The total carrying value of goodwill is reflected net of $133.4 million of accumulated impairment charges related to the Gourmet Foods & Gift Baskets reporting unit.
(2)     The total carrying value of goodwill is reflected net of $252.4 million of accumulated impairment charges, of which $119.0 million is related to the Consumer Floral & Gifts reporting unit and $133.4 million is related to the Gourmet Foods & Gift Baskets reporting unit.
(3)    The total carrying value of goodwill is reflected net of $287.0 million of accumulated impairment charges, of which $153.6 million is related to the Consumer Floral & Gifts reporting unit and $133.4 million is related to the Gourmet Foods & Gift Baskets reporting unit.

The Company’s trademarks with indefinite lives and other intangible assets, net consists of the following:

		June 28, 2026			June 29, 2025
	Amortization Period (1)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in years)	(in thousands)
Intangible assets with determinable lives

Investment in licenses	14 - 16	$7,420	$6,885	$535	$7,420	$6,780	$640
Customer lists	3 - 10	29,463	28,855	608	29,647	27,818	1,829
Other	5 - 14	2,946	2,785	161	2,946	2,724	222
Total intangible assets with determinable lives		39,829	38,525	1,304	40,013	37,322	2,691

Trademarks with indefinite lives		76,073	-	76,073	86,673	-	86,673

Total identifiable intangible assets		$115,902	$38,525	$77,377	$126,686	$37,322	$89,364
(1)The amortization of intangible assets for the years ended June 28, 2026, June 29, 2025 and June 30, 2024 was $1.3 million, $2.0 million and $4.4 million, respectively. Future estimated amortization expense is as follows: 2027 - $0.6 million, 2028 - $0.3 million, 2029 - $0.2 million, 2030 - $0.1 million, and 2031 - $0.1 million.
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
During the fourth quarter of fiscal 2024, the Company performed a Step 0 analysis for its Consumer Floral & Gifts and BloomNet reporting units, the only reporting units with goodwill at that time, and its indefinite-lived intangible assets, excluding its Personalization Mall tradename, and determined that it was not “more likely than not” that the fair values were less than their carrying amounts. For the Company’s Personalization Mall tradename, the Company performed a quantitative test, which determined that the estimated fair value of the Company's intangible asset exceeded its respective carrying value.
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

During the third quarter of fiscal 2026, the Company evaluated whether events or circumstances had changed such that it was more likely than not that the fair value of its goodwill, intangibles and other long-lived assets were less than their carrying amounts. After consideration of current and projected operating results, changes in macro-economic conditions, and a decline in the Company’s market capitalization, the Company concluded that a triggering event had occurred that required an interim impairment assessment of the goodwill, intangibles and other long-lived assets for its Consumer Floral & Gifts reporting unit as of March 29, 2026.

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
The Company’s impairment test for indefinite-lived intangible assets encompassed calculating a fair value of the indefinite-lived intangible asset and comparing that result to its carrying value. To determine fair value of indefinite-lived intangible assets, the Company used an income approach, the relief-from-royalty method. As discussed above, this method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows driven by forecasted revenues as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.
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
As of its annual impairment testing date during the fourth quarter of fiscal 2026, the Company completed a step 0 analysis of its BloomNet, and Gourmet Foods & Gift Baskets reporting units and concluded that it was not "more likely than not" that the fair values of its reporting units were less than their carrying values.

Additional indefinite-lived intangible asset considerations

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of indefinite-lived intangible assets requires the Company to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include the assets' estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. If current expectations of future revenue growth rates and margins are not met, if market factors outside of our control change, such as discount rates, income tax rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then indefinite-lived intangible assets might become impaired in the future.

As described above, the Company’s Personalization Mall tradename was impaired during the quarter ended March 29, 2026 and was written down to its fair value resulting in zero excess fair value over the carrying amount as of the impairment test date, resulting in a risk of future impairment if any assumptions, estimates, or market factors change in the future.
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
The Company recognizes expense for its operating leases on a straight-line basis over the lease term. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Renewal option periods are included in the measurement of the lease liability, where the exercise is reasonably certain to occur. Key estimates and judgments in accounting for leases include how the Company determines: (1) lease payments, (2) lease term, and (3) the discount rate used in calculating the lease liability.

Additional information related to the Company's leases is as follows:

	Years Ended
	June 28, 2026	June 29, 2025

	(in thousands)
Lease costs:
Operating lease costs	$22,926	$23,993
Variable lease costs	27,351	26,924
Short-term lease cost	3,616	3,920
Sublease income	(485)	(830)
Total lease costs	$53,408	$54,007

	Years Ended
	June 28, 2026	June 29, 2025

	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$21,287	$24,359
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,124	$12,052

	June 28, 2026	June 29, 2025

Weighted-average remaining lease term - operating leases (in years)	6.7	7.4
Weighted-discount rate - operating leases	5.1%	4.7%
Maturities of lease liabilities in accordance with ASC 842 as of June 28, 2026 and reconciliation to the consolidated balance sheet are as follows (in thousands):

2027	$22,555
2028	22,366
2029	21,288
2030	17,002
2031	14,875
Thereafter	35,291
Total future minimum lease payments	133,377
Less: Imputed remaining interest	20,618
Total operating lease liabilities	112,759
Less: Current portion of long-term operating lease liabilities	17,291
Long-term operating lease liabilities	$95,468

Note 9. Accrued expenses
Accrued expenses consists of the following:

	June 28, 2026	June 29, 2025

	(in thousands)
Payroll and employee benefits	$32,805	$23,385
Deferred revenue	19,450	23,710
Accrued marketing expenses	13,123	11,116
Accrued florist payout	13,818	9,615
Accrued purchases	9,944	12,438
Other	29,821	29,623
Accrued expenses	$118,961	$109,887
Severance and restructuring charges
During the years ended June 28, 2026 and June 29, 2025, the Company recorded severance and restructuring charges of $12.3 million and $5.8 million, respectively, primarily related to an enterprise reduction in workforce focused on reducing costs and streamlining the organization. These costs are primarily included within the “General and administrative” line item in the consolidated statement of operations. At June 28, 2026, the Company had $4.3 million recorded related to these charges within the “Accrued expenses” line item in the consolidated balance sheet. The Company expects the majority of these costs to be paid in the next 12 months.
Note 10. Long-term debt, net
The Company’s current and long-term debt, net consists of the following:

	June 28, 2026	June 29, 2025

	(in thousands)

Revolving credit facility	$-	$-
Term loan	139,000	160,000
Deferred financing costs	(2,824)	(4,236)
Total debt	136,176	155,764
Less: Current maturities of long-term debt	24,000	21,000
Long-term debt, net	$112,176	$134,764
The Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, are party to a Third Amended and Restated Credit Agreement (the “Third Restated Credit Agreement” and, as amended by that certain First Amendment (the “First Amendment”), dated as of January 28, 2025, and that certain Second Amendment (the “Second Amendment”), dated as of May 6, 2025, the “Amended Third Restated Credit Agreement,” and the Amended Third Restated Credit Agreement as amended by that certain Third Amendment, dated as of September 9, 2026 (the “Third Amendment”), the “Existing Credit Agreement”).

On September 9, 2026, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into the Third Amendment to the Amended Third Restated Credit Agreement. The Third Amendment amended the Amended Third Restated Credit Agreement by, among other modifications, (i) replacing the financial covenants set forth therein with (x) a minimum liquidity financial covenant until the end of the Company’s fiscal quarter ending September 26, 2027 and (y) a minimum consolidated EBITDA financial covenant for the period of the fiscal quarter ending December 26, 2027 through the end of the Affected Period (as defined below), (ii) modifying the negative covenant restricting asset sales and the corresponding obligation to make mandatory prepayments of the Term Loan (as defined below) with the proceeds of certain asset sales, in each case, as in effect during the Affected Period, to expand the existing permissions for asset sales and permit the Company to retain a portion of the proceeds of certain asset sales, up to $30.0 million in the aggregate, after the Company has used a portion of such proceeds to make a prepayment of the Term Loan of at least $15.0 million, (iii) imposing additional restrictions on the ability of the Company and its U.S. subsidiaries that are guarantors under the Existing Credit Agreement to transfer material intellectual property to the Company’s subsidiaries that are not guarantors under the Existing Credit Agreement, (iv) requiring the Company to participate in monthly conference calls with the lenders under the Existing Credit Agreement, and (v) imposing during the Affected Period additional prepayment obligations with respect to the revolving credit facility.
For each borrowing under the Existing Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one-month interest period plus 1.0%, or (2) an adjusted SOFR rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods. The effective interest rate as of June 28, 2026 related to the Company's outstanding borrowings was 7.2%.
The principal of the outstanding term loan under the Existing Credit Agreement (the "Term Loan") was subject to a quarterly payment of $3.0 million on September 26, 2025, and is subject to quarterly payments of $6.0 million for the subsequent 10 payments, with the remaining balance of $97.0 million due upon maturity on June 27, 2028. Future principal Term Loan payments are as follows: $24.0 million – fiscal 2027 and $115.0 million – fiscal 2028.
The Existing Credit Agreement requires that, while any borrowings or commitments are outstanding, the Company comply with certain financial covenants and certain affirmative covenants and negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, (i) incur additional indebtedness, (ii) make certain investments, (iii) make certain restricted payments and, (iv) during the period (the “Affected Period”) from May 6, 2025 until the earlier of (A) June 26, 2028 and (B) the date the Company has (x) demonstrated compliance with the financial covenants as in effect under the Third Restated Credit Agreement as amended by the First Amendment and (y) if applicable, elected to terminate the applicable period during which various applicable modifications set forth in the Second Amendment and the Third Amendment are in effect, hold cash deposits in accounts not maintained with lenders under the Existing Credit Agreement or their affiliates. The Company was in compliance with these covenants as of June 28, 2026. The Existing Credit Agreement is secured by substantially all of the assets of the Company.
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
The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3

	(in thousands)
Assets (liabilities) as of June 28, 2026:
Trading securities held in a “rabbi trust” (1)	$46,938	$46,938	$-	$-
	$46,938	$46,938	$-	$-

Assets (liabilities) as of June 29, 2025:
Trading securities held in a “rabbi trust” (1)	$38,370	$38,370	$-	$-
	$38,370	$38,370	$-	$-
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

Note 12. Income taxes
Significant components of the income tax provision are as follows:

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024

	(in thousands)
Current provision (benefit):
Federal	$143	$(1,942)	$11,774
State	546	1,125	161
Foreign	—	176	—
Current income tax expense (benefit)	689	(641)	11,935
Deferred provision (benefit):
Federal	(558)	(12,880)	(14,246)
State	(135)	131	2,514
Foreign	—	26	—
Deferred income tax benefit	(693)	(12,723)	(11,732)

Income tax (benefit) expense	$(4)	$(13,364)	$203

The Company adopted ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis beginning with the year ended June 28, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the Company’s actual effective amount and rate for the year ended June 28, 2026:

	Year Ended June 28, 2026
	Amount	Percent
	(in thousands)
U.S. federal statutory rate	$(28,301)	21.0%
State and local income tax, net of federal income tax effect (1)	296	(0.2)
Tax Credits:
Research and development credit	(1,905)	1.4
Work opportunity tax credits	(329)	0.2
Changes in valuation allowances	26,293	(19.5)
Non-taxable or non-deductible items:
Share-based compensation	2,947	(2.2)
Executive compensation	133	(0.1)
Changes in unrecognized tax benefits	523	(0.4)
Other adjustments	339	(0.2)
Effective tax rate	$(4)	0.0%

(1) State taxes in Texas and New York, and local taxes in Ohio accounted for the majority (greater than 50%) of the tax effect in this category.

The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09 and reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended June 29, 2025 and June 30, 2024 as follows:

	Years Ended
	June 29, 2025	June 30, 2024

Tax at U.S. statutory rates	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	(8.1)
Non-deductible impairment charge	(1.4)	-
Valuation allowance change	(16.8)	(28.5)
Non-deductible compensation	(0.1)	(0.6)
Excess tax benefit/shortfalls from stock-based compensation	(0.2)	(11.9)
Tax credits	0.3	16.9
Enhanced deductions	-	11.8
Other, net	0.1	(4.0)
Effective tax rate	6.3%	(3.4%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income tax assets (liabilities) are as follows:

	June 28, 2026	June 29, 2025

	(in thousands)
Deferred income tax assets:
Loss and carryforwards	$32,265	$17,508
Accrued expenses and reserves	7,631	2,315
Inventory	3,762	4,366
Stock-based compensation	1,102	2,613
Deferred compensation	7,986	7,242
Operating lease liabilities	28,140	29,002
Interest limitation carryforward	5,313	2,634
Other intangibles	27,362	20,604
Gross deferred income tax assets	113,561	86,284
Less: Valuation allowance	(71,767)	(40,581)
Deferred tax assets, net	41,794	45,703

Deferred income tax liabilities:
Tax in excess of book depreciation	(22,067)	(25,409)
Operating lease right-of-use assets	(25,713)	(26,973)
Deferred tax liabilities	(47,780)	(52,382)
Deferred tax liabilities, net	$(5,986)	$(6,679)
At June 28, 2026, the Company had $76.1 million of indefinite-lived federal net operating losses, $167.3 million of state net operating loss carryforwards, some of which will begin to expire in fiscal 2027 to the extent not utilized, and $5.5 million of foreign net operating loss carryforwards, which will begin to expire in fiscal 2034 if not utilized. At June 28, 2026, the Company’s federal charitable contribution carryforwards were $15.3 million, which will begin to expire in fiscal 2027 if not utilized. At June 28, 2026, the Company’s research and development and work opportunity credit carryforwards were $2.1 million and $0.4 million, respectively, which will both begin to expire in fiscal 2045 if not utilized.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. In completing this evaluation, the Company considers available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, the time period over which the Company's temporary differences will reverse, the implementation of feasible and prudent tax planning strategies, and expectations for future pre-tax operating income. Estimating future taxable income is inherently uncertain and requires judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. During fiscal 2025, due to the goodwill and intangible impairment charge and the Company’s three-year cumulative loss position, the Company completed a detailed analysis of future taxable income, focused on the scheduling of temporary differences that were expected to reverse in periods where the Company anticipated taxable income. The analysis, along with no identified tax planning strategies, resulted in sufficient evidence that it is more likely than not that certain deferred tax assets would not be realized in future periods and an additional $35.9 million valuation allowance was recorded, resulting in a valuation allowance of $40.6 million as of June 29, 2025. During fiscal 2026, the valuation increased by $31.2 million resulting in a valuation allowance of $71.8 million as of June 28, 2026. The increase in valuation allowance primarily relates to the Company’s continued losses during fiscal 2026.

The below table presents the changes in the Company's valuation allowance:

	Years Ended
	June 28, 2026	June 29, 2025
	(in thousands)
Valuation allowance - beginning balance	$40,581	$4,868
Additions charged to income tax benefit	31,201	35,958
Allowances taken or written off	(15)	(245)
Valuation allowance - ending balance	$71,767	$40,581

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign countries. Fiscal 2023, fiscal 2024, and fiscal 2025 remain subject to U.S. federal examination. Due to nonconformity with the U.S. federal statute of limitations for assessment, certain states remain open from fiscal 2022. The Company's foreign income tax filings from fiscal 2019 forward are open for examination by its respective foreign tax authorities, mainly Canada and Brazil. The Company is not currently under examination by federal or foreign taxing jurisdictions. The Company is currently under examination in the states of Florida and Illinois for fiscal years 2022 through 2024 and fiscal years 2023 and 2024, respectively.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 28, 2026, the Company has an unrecognized tax benefit, including accrued interest and penalties of approximately $4.1 million, which is included within the "Other liabilities" line item in the consolidated balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, approximately $3.5 million will impact the Company’s effective tax rate and $0.6 million will be offset by a valuation allowance in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024

	(in thousands)
Beginning balance	$2,760	$2,780	$1,724
Increases on tax positions for prior years	280	72	1,100
Increases on tax positions for current year	472	209	387
Settlements	-	(166)	-
Statute of limitation expirations	(210)	(135)	(431)
Ending balance	$3,302	$2,760	$2,780
A reconciliation of cash paid for income taxes, net of refunds received, is as follows:

Year Ended
June 28, 2026
(in thousands)
U.S. federal	$(2,421)
U.S. state and local
California (1)	(135)
Illinois (1)	(176)
Texas (1)	144
Other	12
Income taxes paid, net of refunds	$(2,576)

(1) Income taxes paid (received) in this jurisdiction exceeded 5% of the total income taxes paid (received), net of refunds received.
The One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, included various tax law changes, and made permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. These provisions and modifications have not had a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of the new legislation on its consolidated financial statements as additional guidance is issued.
Note 13. Capital stock
Holders of Class A common stock generally have the same rights as the holders of Class B common stock, except that holders of Class A common stock have one vote per share and holders of Class B common stock have 10 votes per share on all matters submitted to the vote of stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the stockholders for their vote or approval, except as may be required by Delaware law. Class B common stock may be converted into Class A common stock at any time on a one-for-one share basis. Each share of Class B common stock will automatically convert into one share of Class A common stock upon its transfer, with limited exceptions. During fiscal 2026, 2025, and 2024, no shares of Class B common stock were converted into shares of Class A common stock.
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an additional increase to its stock repurchase plan of up to $40.0 million. The Company repurchased a total of $1.2 million (289,720 shares), $10.2 million (1,274,559 shares), and $10.4 million (1,079,415 shares) during the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively, under this program. Included in the repurchase is stock withheld to cover required employee withholdings upon vesting of restricted stock awards. As of June 28, 2026, $10.2 million remains authorized under the plan.
The Company has stock options and restricted stock awards outstanding to participants under the 1-800-FLOWERS.COM 2003 Long Term Incentive and Share Award Plan (as amended and restated as of October 22, 2009, October 28, 2011, September 14, 2016, October 15, 2020, October 3, 2023, and October 9, 2025, the “Plan”). The Plan is a broad-based, long-term incentive program that is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve the Company’s long-term growth and profitability objectives. The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards (collectively, “Awards”).
Note 14. Stock based compensation
The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board.
The amounts of stock-based compensation expense recognized within operating income (1) in the periods presented are as follows:

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024

	(in thousands)

Stock options	$2,634	$4,729	$4,422
Restricted stock awards	8,622	7,162	6,266
Total	11,256	11,891	10,688

(1)Stock-based compensation expense has not been allocated among business segments, but is reflected as part of Corporate overhead (See Note 17 - Business segments for details).
Stock-based compensation expense is recorded within the following line items of operating expenses:

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024

	(in thousands)

Marketing and sales	$5,178	$5,470	$4,916
Technology and development	901	951	855
General and administrative	5,177	5,470	4,917
Total	$11,256	$11,891	$10,688
Stock Options
The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(1)
Weighted average fair value of options granted	n/a	$3.25	$6.09
Expected volatility	n/a	58%	56%
Expected life (in years)	n/a	7	7
Risk-free interest rate	n/a	4.3%	3.9%
Expected dividend yield	n/a	—%	—%
(1) No options were granted during the fiscal year ended June 28, 2026.
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
The following table summarizes stock option activity during the year ended June 28, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding beginning of period	3,329,718	$8.59
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	(445,896)	$8.59
Outstanding end of period	2,883,822	$8.59	6.97	$—

Exercisable at June 28, 2026	1,938,093	$8.71	6.48	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2026. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended June 28, 2026, June 29, 2025, and June 30, 2024, were $0.0 million, $0.0 million, and $0.1 million, respectively.
As of June 28, 2026, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $4.1 million and the weighted average period over which these awards are expected to be recognized was 2.6 years.
Restricted Stock
The Company grants shares of Common Stock to its employees that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods (Restricted Stock).
The following table summarizes the activity of non-vested restricted stock during the year ended June 28, 2026:

	Shares	Weighted Average Grant Date Fair Value

Non-vested – beginning of period	2,110,656	$9.98
Granted	4,420,017	$4.70
Vested	(841,448)	$7.75
Forfeited	(1,543,474)	$5.88
Non-vested - end of period	4,145,751	$6.33
The fair value of shares vested was $3.4 million, $5.0 million, and $4.2 million during fiscal 2026, 2025, and 2024, respectively. The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of June 28, 2026, there was $16.8 million of total unrecognized compensation cost related to non-vested, restricted, stock-based compensation to be recognized over a weighted-average period of 1.9 years.
Note 15. Employee retirement plans
The Company has a 401(k) Profit Sharing Plan covering substantially all of its eligible employees. All employees who have attained the age of 21 are eligible to participate upon completion of one month of service. Participants may elect to make voluntary contributions to the 401(k) plan in amounts not exceeding federal guidelines. On an annual basis, the Company, as determined by its Board of Directors, may make certain discretionary contributions. Employees are vested in the Company's contributions based upon years of service. The Company contributed $1.4 million, $1.5 million, and $1.7 million during fiscal 2026, 2025, and 2024, respectively.
The Company also has a nonqualified supplemental deferred compensation plan for certain executives pursuant to Section 409A of the Internal Revenue Code. Participants can defer from 1% up to a maximum of 100% of salary and performance and non-performance based bonus. There were no Company contributions to the plan during fiscal 2026, 2025 and 2024. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected by the participant. As of June 28, 2026 and June 29, 2025, these plan liabilities, which are included in “Other liabilities” within the Company’s consolidated balance sheets, totaled $46.9 million and $38.4 million, respectively. The associated plan assets, which are subject to the claims of the creditors, are primarily invested in mutual funds and are included in “Other assets” within the Company’s consolidated balance sheets. The gains (losses) on these investments, which were $7.7 million, $5.4 million, and $6.9 million, for the years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively, are included in “Other income, net", with a corresponding offset in "General and administrative" expenses, within the Company’s consolidated statements of operations.

Note 16. Commitments and contingencies
Other Commitments
The Company’s purchase commitments consist primarily of inventory, equipment and technology (hardware and software) purchase orders made in the ordinary course of business, most of which have terms less than one year. As of June 28, 2026, the Company had fixed and determinable off-balance sheet purchase commitments with remaining terms in excess of one year of approximately $13.8 million, primarily related to the Company’s technology infrastructure and inventory commitments.
The Company had approximately $3.1 million and $1.9 million in unused stand-by letters of credit as of June 28, 2026 and June 29, 2025, respectively.
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
Management’s measure of profitability for these segments does not include the effect of corporate overhead (see (c) below), nor does it include depreciation and amortization, other income, net, income taxes, or stock-based compensation, which are included within corporate overhead. Sales, cost of revenues, and operating expenses are also provided to the Chief Executive Officer. No asset information is provided for the reportable segments as this information is reviewed at the consolidated level by management and not by segment.

Year Ended June 28, 2026
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$638,931	$96,832	$768,520	$1,504,283

Corporate				249
Intercompany eliminations				(1,021)
Net revenues				1,503,511

Cost of revenues (excludes depreciation and amortization) (a)	387,414	50,003	495,951

Marketing and sales	186,262	15,348	193,660

Other segment items (b)	64,682	4,551	30,915

Segment contribution margin	573	26,930	47,994	75,497

Corporate expenses (c)				148,997
Depreciation and amortization				53,617
Operating loss				(127,117)

Interest income				(1,857)
Interest expense				16,959
Other income, net				(7,450)
Loss before income taxes				$(134,769)

Year Ended June 29, 2025
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$776,781	$98,707	$810,941	$1,686,429

Corporate				333
Intercompany eliminations				(1,104)
Net revenues				1,685,658

Cost of revenues (excludes depreciation and amortization) (a)	471,273	50,793	512,889

Marketing and sales	236,609	14,518	220,649

Other segment items (b)	163,519	4,349	30,410

Segment contribution margin	(94,620)	29,047	46,993	(18,580)

Corporate expenses (c)				132,615
Depreciation and amortization				53,618
Operating loss				(204,813)

Interest income				(3,380)
Interest expense				15,438
Other income, net				(3,514)
Loss before income taxes				$(213,357)

Year Ended June 30, 2024
	Consumer Floral & Gifts	BloomNet	Gourmet Foods & Gift Baskets	Total
Net revenues	$849,791	$107,802	$874,262	$1,831,855

Corporate				796
Intercompany eliminations				(1,230)
Net revenues				1,831,421

Cost of revenues (excludes depreciation and amortization) (a)	502,840	55,803	539,392

Marketing and sales	241,781	14,583	221,097

Other segment items (b)	37,892	3,650	29,265

Segment contribution margin	67,278	33,766	84,508	185,552

Corporate expenses (c)				133,872
Depreciation and amortization				53,752
Operating loss				(2,072)

Interest income				(6,680)
Interest expense				17,303
Other income, net				(6,793)
Loss before income taxes				$(5,902)

(a)Segment cost of revenues includes the costs related to intercompany sales.
(b)Other segment items include technology and development and general and administrative expenses. Additionally, the Consumer Floral & Gifts segment includes goodwill and intangible impairment charges of $45.2 million, $143.8 million and $19.8 million for the years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively.
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

The following table represent a disaggregation of revenue from contracts with customers, by channel:

	Years Ended
	Consumer Floral & Gifts			BloomNet			Gourmet Foods & Gift Baskets			Corporate and Eliminations			Consolidated
	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
Net revenues
E-commerce	$631,608	$768,631	$840,569	$-	$-	$-	$641,518	$695,814	$773,630	$-	$-	$-	$1,273,126	$1,464,445	$1,614,199
Other	7,323	8,150	9,222	96,832	98,707	107,802	127,002	115,127	100,632	(772)	(771)	(434)	230,385	221,213	217,222
Total net revenues	$638,931	$776,781	$849,791	$96,832	$98,707	$107,802	$768,520	$810,941	$874,262	$(772)	$(771)	$(434)	$1,503,511	$1,685,658	$1,831,421

Other revenues detail
Retail and other	7,323	8,150	9,222	-	-	-	10,818	9,717	9,534	-	-	-	18,141	17,867	18,756
Wholesale	-	-	-	40,888	40,830	42,362	116,184	105,410	91,098	-	-	-	157,072	146,240	133,460
BloomNet services	-	-	-	55,944	57,877	65,440	-	-	-	-	-	-	55,944	57,877	65,440
Corporate	-	-	-	-	-	-	-	-	-	249	333	796	249	333	796
Eliminations	-	-	-	-	-	-	-	-	-	(1,021)	(1,104)	(1,230)	(1,021)	(1,104)	(1,230)
Total other revenues	$7,323	$8,150	$9,222	$96,832	$98,707	$107,802	$127,002	$115,127	$100,632	$(772)	$(771)	$(434)	$230,385	$221,213	$217,222
Note 18. Subsequent events
On July 29, 2026, subsequent to June 28, 2026, a fire occurred at the Company’s Hebron, Ohio facility, resulting in damage to certain property and equipment and inventory. Because the event occurred after the balance-sheet date, no loss related to the fire has been recognized in the accompanying financial statements as of June 28, 2026.
The Company maintains insurance coverage for property damage and business interruption and has submitted a claim to its insurance carrier. The Company has already received some recovery amounts from the insurance company and is continuing to work with the insurance carrier to finalize the evaluation and settlement of the claim. As of the date the financial statements were issued, the facility’s operations had partially resumed. The Company continues to assess the extent of the damage and related insurance recoveries; however, the ultimate financial impact of the fire could not yet be reasonably estimated.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Reserve for estimated credit losses-accounts/notes receivable

Year Ended June 28, 2026	$2,440,000	$223,000	$-	$(376,000)	$2,287,000
Year Ended June 29, 2025	$2,757,000	$674,000	$-	$(991,000)	$2,440,000
Year Ended June 30, 2024	$5,836,000	$251,000	$-	$(3,330,000)	$2,757,000

Valuation allowance for deferred tax assets

Year Ended June 28, 2026	$40,581,000	$31,201,000	$-	$(15,000)	$71,767,000
Year Ended June 29, 2025	$4,868,000	$35,958,000	$-	$(245,000)	$40,581,000
Year Ended June 30, 2024	$3,182,000	$1,882,000	$-	$(196,000)	$4,868,000

Valuation allowance for inventory

Year Ended June 28, 2026	$6,780,000	$20,132,000	$-	$(9,480,000)	$17,432,000
Year Ended June 29, 2025	$7,990,000	$9,890,000	$-	$(11,100,000)	$6,780,000
Year Ended June 30, 2024	$9,910,000	$8,980,000	$-	$(10,900,000)	$7,990,000
(a)Reduction in reserve due to amounts written off/recovered.