Form 10-Q
period 2026-09-27
1 800 FLOWERS COM INC
filed 2026-11-06
CIK 1084869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
or
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock as of October 30, 2026:

Class A common stock: 37,139,340
Class B common stock: 27,068,221

1-800-FLOWERS.COM, Inc.
FORM 10-Q
For the quarterly period ended September 27, 2026

		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – September 27, 2026 (Unaudited) and June 28, 2026	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three Months Ended September 27, 2026 and September 28, 2025	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) – Three Months Ended September 27, 2026 and September 28, 2025	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended September 27, 2026 and September 28, 2025	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

Part II.	Other Information	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

Signatures		36

PART I. – FINANCIAL INFORMATION
ITEM 1. – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

	September 27, 2026	June 28, 2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,402	$11,366
Trade receivables, less allowances for credit losses of $2,474 and $2,287, respectively	35,097	20,261
Inventories	210,173	134,989
Prepaid and other	36,715	25,306
Assets of discontinued operations held for sale	60,478	19,518
Total current assets	351,865	211,440

Property, plant and equipment, net	171,105	177,860
Operating lease right-of-use assets	88,412	90,619
Goodwill	3,071	3,071
Trademarks with indefinite lives	65,473	65,473
Other intangibles, net	1,019	1,304
Other assets	50,191	47,775
Assets of discontinued operations held for sale	-	39,450
Total assets	$731,136	$636,992

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,088	$67,720
Accrued expenses	121,369	116,538
Current maturities of long-term debt	185,650	24,000
Current portion of long-term operating lease liabilities	15,184	15,087
Liabilities of discontinued operations held for sale	18,261	5,870
Total current liabilities	415,552	229,215

Long-term debt, net	81,614	112,176
Long-term operating lease liabilities	82,048	84,428
Deferred tax liabilities, net	5,999	5,986
Other liabilities	53,026	50,496
Liabilities of discontinued operations held for sale	-	11,040
Total liabilities	638,239	493,341

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 60,376,508 and 60,311,976 shares issued at September 27, 2026 and June 28, 2026, respectively	603	602
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 32,348,221 shares issued at September 27, 2026 and June 28, 2026	323	323
Additional paid-in capital	426,202	422,528
Accumulated (deficit) retained earnings	(124,115)	(69,780)
Accumulated other comprehensive loss	(98)	(98)
Treasury stock, at cost, 23,237,168 and 23,209,569 Class A shares at September 27, 2026 and June 28, 2026, respectively, and 5,280,000 Class B shares at September 27, 2026 and June 28, 2026	(210,018)	(209,924)
Total stockholders’ equity	92,897	143,651
Total liabilities and stockholders’ equity	$731,136	$636,992
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except for per share data)
(unaudited)

	Three Months Ended
	September 27, 2026	September 28, 2025

Net revenues	$171,351	$192,724
Cost of revenues (excludes depreciation and amortization)	112,851	124,620
Gross profit	58,500	68,104
Operating expenses:
Marketing and sales	50,889	61,294
Technology and development	15,151	13,797
General and administrative	28,477	29,327
Depreciation and amortization	10,482	10,841
Total operating expenses	104,999	115,259
Operating loss	(46,499)	(47,155)
Interest income	(130)	(311)
Interest expense	5,442	4,192
Other income, net	(1,855)	(2,338)
Loss before income taxes	(49,956)	(48,698)
Income tax expense	658	291
Net loss and comprehensive net loss from continuing operations	$(50,614)	$(48,989)
Net loss from discontinued operations, net of tax	(3,721)	(3,968)
Net loss and comprehensive net loss	$(54,335)	$(52,957)

Basic and diluted net loss per common share from continuing operations	$(0.79)	$(0.77)
Basic and diluted net loss per common share from discontinued operations	(0.06)	(0.06)
Basic and diluted net loss per common share	$(0.85)	$(0.83)

Basic and diluted weighted average shares used in the calculation of net loss per common share	64,187	63,630
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 27, 2026 and September 28, 2025
	Common Stock				Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at June 28, 2026	60,311,976	$602	32,348,221	$323	$422,528	$(69,780)	$(98)	28,489,569	$(209,924)	$143,651
Net loss	-	-	-	-	-	(54,335)	-	-	-	(54,335)
Stock-based compensation	64,532	1	-	-	3,674	-	-	-	-	3,675
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	27,599	(94)	(94)
Balance at September 27, 2026	60,376,508	$603	32,348,221	$323	$426,202	$(124,115)	$(98)	28,517,168	$(210,018)	$92,897

Balance at June 29, 2025	59,470,528	$594	32,348,221	$323	$411,280	$64,985	$(140)	28,199,849	$(208,760)	$268,282
Net loss	-	-	-	-	-	(52,957)	-	-	-	(52,957)
Stock-based compensation	73,895	1	-	-	2,311	-	-	-	-	2,312
Acquisition of Class A treasury stock	-	-	-	-	-	-	-	25,880	(129)	(129)
Balance at September 28, 2025	59,544,423	$595	32,348,221	$323	$413,591	$12,028	$(140)	28,225,729	$(208,889)	$217,508

See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 27, 2026	September 28, 2025
Operating activities:
Net loss	$(54,335)	$(52,957)
Net loss from discontinued operations, net of tax	(3,721)	(3,968)
Net loss from continuing operations	(50,614)	(48,989)

Reconciliation of net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	10,482	10,841
Amortization of deferred financing costs	508	177
Deferred income taxes	13	(232)
Bad debt expense	78	4
Stock-based compensation	1,449	2,312
Other non-cash items	274	232
Changes in operating items:
Trade receivables	(14,914)	(14,944)
Inventories	(75,184)	(82,481)
Prepaid and other	(11,409)	(3,116)
Accounts payable and accrued expenses	13,194	5,144
Other assets and liabilities	39	113
Net cash used in operating activities from continuing operations	(126,084)	(130,939)

Investing activities:
Capital expenditures	(3,716)	(5,596)
Net cash used in investing activities from continuing operations	(3,716)	(5,596)

Financing activities:
Acquisition of treasury stock	(94)	(129)
Proceeds from bank borrowings	140,000	110,000
Repayment of bank borrowings	(6,000)	(3,000)
Debt issuance cost	(2,190)	-
Net cash provided by financing activities from continuing operations	131,716	106,871

Cash flows from discontinued operations:
Cash used in operating activities	(3,313)	(8,035)
Cash used in investing activities	(567)	(1,056)
Net cash flows used in discontinued operations	(3,880)	(9,091)

Net change in cash and cash equivalents	(1,964)	(38,755)
Cash and cash equivalents:
Beginning of period	11,366	46,502
End of period	$9,402	$7,747
See accompanying Notes to Condensed Consolidated Financial Statements.

1-800-FLOWERS.COM, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by 1-800-FLOWERS.COM, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 27, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2027. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2026.
The Company’s quarterly results may experience seasonal fluctuations. Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s fiscal second quarter, typically generates over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother's Day, Valentine’s Day, Easter, and Administrative Professionals Week, revenues have also historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Net revenue is measured based on the amount of consideration that the Company expects to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Service and outbound shipping charged to customers are recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues. Net revenues exclude sales and other similar taxes collected from customers.
A description of the Company's principal revenue-generating activities is as follows:

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
See Note 13 - Business segments for additional information on disaggregated revenue.
Discontinued Operations
On September 26, 2026, the Company and PlanetArt, LLC ("Purchaser") entered into an Asset Purchase Agreement (the "Purchase Agreement") related to the sale of certain assets and the assumption of certain liabilities of the Company's Personalization Mall, Things Remembered, and Personalization Universe businesses (collectively, the "Personalization Businesses"). The aggregate sale price was $45.0 million in cash (subject to certain working capital adjustments). The Company and Purchaser consummated the transactions contemplated by the Purchase Agreement on October 19, 2026. As of September 27, 2026, the Company determined that Personalization Businesses met the criteria for classification as held for sale under Accounting Standards Codification (“ASC”) 360. The disposition represented a strategic shift that had a major impact on the Company's operations and financial results and has been accounted for as discontinued operations.
See Note 3 - Discontinued operations for additional information.
Changes in Segments
Historically, the Company had three reportable segments, Consumer Floral & Gifts, BloomNet®, and Gourmet Foods & Gift Baskets. Effective June 29, 2026, the Company reassessed its segment reporting structure to reflect changes in how the Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), manages the business, assesses performance, and allocates resources in accordance with ASC 280, Segment Reporting. As a result, the Company’s operations were re-organized into the three following reportable segments: E-Commerce, Wholesale and Other, and BloomNet®. The revised segment structure aligns with the manner in which the CODM reviews the Company’s operating results and allocates resources and more closely reflects the Company’s channel strategy.

See Note 13 - Business segments for additional information.

Fire at the Hebron warehouse and distribution facility
On July 29, 2026, a fire occurred at the Company’s Hebron, Ohio facility, resulting in damage to certain property, equipment and inventory. Operations were temporarily interrupted.
The Company maintains insurance coverage for property damage and business interruption and has submitted a claim to its insurance carriers. The Company has already received some recovery amounts from its insurers and is continuing to work with them to finalize the evaluation and settlement of the claim.
See Note 14 - Fire at the Hebron warehouse and distribution facility for additional information.
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
Our total deferred revenue as of June 28, 2026 was $19.5 million, of which $18.7 million relates to the Company's continuing operations, of which $10.2 million was recognized as revenue during the three months ended September 27, 2026. The deferred revenue balance as of September 27, 2026 for continuing operations was $16.5 million and is included within the “Accrued expenses” line item in the consolidated balance sheets.

Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-12, Codification Improvements. ASU 2025-12 includes changes that clarify, correct errors in or make other minor improvements to a broad range of topics that are intended to make them easier to understand and apply, including ASC 260, Earnings Per Share and ASC 325, Investments – Other. The amendments in ASU 2025-12 are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those reporting periods, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements and related disclosures.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	September 27, 2026	September 28, 2025

	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(50,614)	$(48,989)
Net loss from discontinued operations, net of tax	(3,721)	(3,968)
Net loss	$(54,335)	$(52,957)

Denominator:
Weighted average shares outstanding	64,187	63,630

Adjusted weighted-average shares and assumed conversions	64,187	63,630

Basic net loss per common share:
Continuing operations	$(0.79)	$(0.77)
Discontinued operations	(0.06)	(0.06)
Basic net loss per common share	$(0.85)	$(0.83)

Diluted net loss per common share:
Continuing operations	$(0.79)	$(0.77)
Discontinued operations	(0.06)	(0.06)
Diluted net loss per common share	$(0.85)	$(0.83)

Note 3 – Discontinued operations
Sale of Personalization Mall, Things Remembered, and Personalization Universe Businesses
On September 26, 2026, the Company and PlanetArt, LLC entered into the Purchase Agreement related to the sale of certain assets and the assumption of certain liabilities of the Company's Personalization Businesses. The aggregate sale price was $45.0 million in cash (subject to certain working capital adjustments). The Company and Purchaser consummated the transactions contemplated by the Purchase Agreement on October 19, 2026 for an estimated preliminary purchase price of $44.7 million with approximately $2.8 million held in escrow.
The Company used a portion of the proceeds from the sale, net of transaction costs, to prepay a portion of the principal amount of term loans outstanding under its credit facility, in accordance with the terms of the Company’s credit facility, as amended. The Company determined that the disposal of the Personalization Businesses represented a strategic shift that had a major effect on the Company’s operations and financial results. As of September 27, 2026, the Company determined that the Personalization Businesses met the criteria for classification as held for sale under Accounting Standards Codification (“ASC”) 360. Accordingly, the operations of the Personalization Businesses are reported as discontinued operations. The Personalization Businesses were previously included within the Company's E-Commerce reportable segment and are excluded from continuing operations for all periods presented.

The following table presents the major classes of the Personalization Businesses line items constituting the "Net loss from discontinued operations, net of tax" in our Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended
	September 27, 2026	September 28, 2025
Net revenues	$19,302	$22,476
Cost of revenues (excludes depreciation and amortization)	11,911	13,818
Gross profit	7,391	8,658
Operating expenses:
Marketing and sales	7,215	7,811
Technology and development	485	353
General and administrative	1,443	1,791
Depreciation and amortization	1,601	2,061
Total operating expenses	10,744	12,016
Operating loss from discontinued operations	(3,353)	(3,358)
Interest expense	417	429
Other income, net	(7)	(9)
Loss from discontinued operations before income taxes	(3,763)	(3,778)
Income tax (benefit) expense	(42)	190
Net loss from discontinued operations, net of tax	$(3,721)	$(3,968)
Assets and liabilities of discontinued operations associated with the Personalization Businesses in the Consolidated Balance Sheets as of September 27, 2026 and June 28, 2026 are included in the following table:

	September 27, 2026	June 28, 2026
Assets
Trade receivables	$1,208	$1,311
Inventories	20,624	17,794
Prepaid and other	761	413
Total current assets of discontinued operations held for sale (1)		19,518
Property, plant and equipment, net	15,322	16,356
Operating lease right-of-use assets	11,886	12,416
Trademarks with indefinite lives	10,600	10,600
Other assets	77	78
Total noncurrent assets of discontinued operations held for sale (1)		39,450
Total assets of discontinued operations held for sale	$60,478	$58,968

Liabilities
Accounts payable	$2,331	$1,243
Accrued expenses	3,215	2,423
Current portion of long-term operating lease liabilities	2,258	2,204
Total current liabilities of discontinued operations held for sale (1)		5,870
Long-term operating lease liabilities	10,457	11,040
Total noncurrent liabilities of discontinued operations held for sale (1)		11,040
Total liabilities of discontinued operations held for sale	$18,261	$16,910

(1) The assets and liabilities of the Personalization Businesses are classified as current as of September 27, 2026 because it was probable, at that point, that the sale would occur within the next twelve months.

Note 4 – Inventory
The Company’s inventory, valued at the lower of cost or net realizable value, includes purchased and manufactured finished goods for sale, packaging supplies, crops, raw material ingredients for manufactured products and associated manufacturing labor, and is classified as follows:

	September 27, 2026	June 28, 2026

	(in thousands)
Finished goods	$133,621	$68,282
Work-in-process	18,357	19,187
Raw materials	58,195	47,520
Total inventory	$210,173	$134,989
Note 5 – Property, plant and equipment, net
The Company’s property, plant and equipment, net consists of the following:

	September 27, 2026	June 28, 2026

	(in thousands)
Land	$33,307	$33,361
Orchards in production and land improvements	21,730	21,730
Building and building improvements	71,146	70,840
Leasehold improvements	14,203	16,019
Production equipment	102,469	104,626
Furniture and fixtures	7,687	8,816
Computer and telecommunication equipment	35,735	36,187
Software	222,804	221,791
Capital projects in progress	7,191	7,142
Property, plant and equipment, gross	516,272	520,512
Accumulated depreciation and amortization	(345,167)	(342,652)
Property, plant and equipment, net	$171,105	$177,860
Note 6 – Goodwill, trademarks with indefinite lives and other intangibles, net
The following table presents goodwill by business segment:

	E-Commerce	Wholesale and Other	BloomNet	Total

	(in thousands)
Balance at June 28, 2026 and September 27, 2026 (1)	$111	$-	$2,960	$3,071
(1) The total carrying value of goodwill is reflected net of $287.0 million of accumulated impairment charges.

The Company’s trademarks with indefinite lives and other intangible assets, net consists of the following:

		September 27, 2026			June 28, 2026
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in years)	(in thousands)
Intangible assets with determinable lives
Investment in licenses	14 - 16	$7,420	$6,911	$509	$7,420	$6,885	$535
Customer lists	3 - 10	17,701	17,337	364	17,701	17,093	608
Other	5 - 14	2,946	2,800	146	2,946	2,785	161
Total intangible assets with determinable lives		28,067	27,048	1,019	28,067	26,763	1,304
Trademarks with indefinite lives		65,473	-	65,473	65,473	-	65,473
Total identifiable intangible assets		$93,540	$27,048	$66,492	$93,540	$26,763	$66,777
Future estimated amortization expense is as follows: remainder of fiscal 2027 - $0.3 million, fiscal 2028 - $0.3 million, fiscal 2029 - $0.2 million, fiscal 2030 - $0.1 million, and fiscal 2031 - $0.1 million.
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
Note 7 – Leases
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
Additional information related to the Company's leases associated with continuing operations is as follows:

	Three Months Ended
	September 27, 2026	September 28, 2025

	(in thousands)
Lease costs:
Operating lease costs	$4,837	$5,185
Variable lease costs	5,784	6,225
Short-term lease cost	450	696
Sublease income	(120)	(170)
Total lease costs	$10,951	$11,936

Cash paid for amounts included in measurement of operating lease liabilities	$4,912	$5,292
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,384	$745

September 27, 2026

Weighted-average remaining lease term - operating leases (in years)	6.7
Weighted-discount rate - operating leases	5.2%

Maturities of lease liabilities associated with continuing operations as of September 27, 2026, and the reconciliation to the consolidated balance sheet, in accordance with ASC 842, are as follows (in thousands):

Fiscal Year:
Remainder of 2027	$14,818
2028	19,799
2029	18,684
2030	14,362
2031	12,383
Thereafter	35,118
Total future minimum lease payments	115,164
Less: Imputed remaining interest	17,932
Total operating lease liabilities	97,232
Less: Current portion of long-term operating lease liabilities	15,184
Long-term operating lease liabilities	$82,048
Note 8 – Accrued expenses
Accrued expenses consists of the following:

	September 27, 2026	June 28, 2026

	(in thousands)
Payroll and employee benefits	$28,294	$32,805
Deferred revenue	16,485	18,721
Accrued marketing expenses	10,467	13,123
Accrued florist payout	14,646	13,818
Accrued purchases	17,338	8,305
Accrued professional fees	12,139	10,132
Other	22,000	19,634
Accrued expenses	$121,369	$116,538

Severance and restructuring charges
Severance and restructuring charges incurred in the prior year related to an enterprise reduction in workforce focused on reducing costs and streamlining the organization. At September 27, 2026, the Company had $2.3 million recorded related to these charges within the “Accrued expenses” line item in the Consolidated Balance Sheet. The Company expects the majority of these costs to be paid in the next 12 months.

Note 9 – Long-term debt, net
The Company’s current and long-term debt, net consists of the following:

	September 27, 2026	June 28, 2026

	(in thousands)
Revolving credit facility	$140,000	$-
Term loan	133,000	139,000
Deferred financing costs	(5,736)	(2,824)
Total debt, net	267,264	136,176
Less: current maturities of long-term debt	185,650	24,000
Long-term debt, net	$81,614	$112,176
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

On September 9, 2026, the Company, certain of its U.S. subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, entered into the Third Amendment to the Amended Third Restated Credit Agreement. The Third Amendment amended the Amended Third Restated Credit Agreement by, among other modifications, (i) replacing the financial covenants set forth therein with (x) a minimum liquidity financial covenant until the end of the Company’s fiscal quarter ending September 26, 2027 and (y) a minimum consolidated EBITDA financial covenant for the period of the fiscal quarter ending December 26, 2027 through the end of the Affected Period (as defined below), (ii) modifying the negative covenant restricting asset sales and the corresponding obligation to make mandatory prepayments of the Term Loan (as defined below) with the proceeds of certain asset sales, in each case, as in effect during the Affected Period, to expand the existing permissions for asset sales and permit the Company to retain a portion of the proceeds of certain asset sales, up to $30.0 million in the aggregate, after the Company has used a portion of such proceeds to make a prepayment of the Term Loan of at least $15.0 million, (iii) imposing additional restrictions on the ability of the Company and its U.S. subsidiaries that are guarantors under the Existing Credit Agreement to transfer material intellectual property to the Company’s subsidiaries that are not guarantors under the Existing Credit Agreement, (iv) requiring the Company to participate in monthly conference calls with the lenders under the Existing Credit Agreement, and (v) imposing during the Affected Period additional prepayment obligations with respect to the revolving credit facility. For accounting purposes, pursuant to ASC 470, Debt, this transaction was accounted for as a modification of the Amended Third Restated Credit Agreement. In connection with the Third Amendment, the Company incurred $4.5 million of deferred financing costs, of which $3.4 million was recorded on the Company's Consolidated Balance Sheet and is being amortized over the life of the Existing Credit Agreement (the "Term Loan"), and the remaining costs were recognized in Interest expense on the Company's Consolidated Statement of Operations in connection with the amendment.

For each borrowing under the Existing Credit Agreement, the Company may elect that such borrowing bear interest at an annual rate equal to either: (1) a base rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio, where the base rate is the highest of (a) the prime rate, (b) the New York fed bank rate plus 0.5%, and (c) an adjusted SOFR rate for a one-month interest period plus 1.0%, or (2) an adjusted SOFR rate plus an applicable margin varying (other than during the Affected Period) based on the Company’s consolidated leverage ratio. The adjusted SOFR rate includes a credit spread adjustment of 0.1% for all interest periods. The effective interest rate as of September 27, 2026 related to the Company's outstanding borrowings was 7.3%.

The principal of the outstanding Term Loan was subject to a quarterly payment of $3.0 million on September 26, 2025, and is subject to quarterly payments of $6.0 million for the next 10 payments, with the remaining balance of $97.0 million due upon maturity on June 27, 2028. In accordance with the Existing Credit Agreement, upon completion of the sale of the Personalization Businesses, the Company used a portion of the net proceeds, after transaction costs, to prepay $21.7 million of the outstanding principal balance of the Term Loan. Based on this, the Company reclassified this prepayment amount to the "Current maturities of long-term debt" line item in the Consolidated Balance Sheet. Following this prepayment in October 2026, future principal Term Loan payments are as follows: $18.0 million – fiscal 2027, and $93.3 million – fiscal 2028.
The Existing Credit Agreement requires that, while any borrowings or commitments are outstanding, the Company comply with certain financial covenants and certain affirmative covenants and negative covenants that, subject to certain exceptions, limit the Company’s ability to, among other things, (i) incur additional indebtedness, (ii) make certain investments, (iii) make certain restricted payments and, (iv) hold cash deposits in accounts not maintained with lenders under the Existing Credit Agreement or their affiliates during the period (the “Affected Period”) from May 6, 2025 until the earlier of (A) June 26, 2028 and (B) the date the Company has (x) demonstrated compliance with the financial covenants as in effect under the Third Restated Credit Agreement as amended by the First Amendment and (y) if applicable, elected to terminate the applicable period during which various applicable modifications set forth in the Second Amendment and the Third Amendment are in effect. The Company was in compliance with these covenants as of September 27, 2026. The Existing Credit Agreement is secured by substantially all of the assets of the Company.
Note 10 – Fair value measurements
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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents by level, within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis:

	Carrying Value	Fair Value Measurements Assets (Liabilities)
		Level 1	Level 2	Level 3

	(in thousands)
Assets (Liabilities) as of September 27, 2026
Trading securities held in a “rabbi trust” (1)	$49,374	$49,374	$-	$-
	$49,374	$49,374	$-	$-

Assets (Liabilities) as of June 28, 2026
Trading securities held in a “rabbi trust” (1)	$46,938	$46,938	$-	$-
	$46,938	$46,938	$-	$-
(1)The Company has established a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) for certain members of senior management. Deferred compensation plan assets are invested in mutual funds held in a “rabbi trust,” which is restricted for payment to participants of the NQDC Plan. Trading securities held in a "rabbi trust" are measured using quoted market prices at the reporting date and are included in the “Other assets” line item, with the corresponding liability included in the “Other liabilities” line item in the consolidated balance sheets.
Note 11 – Income taxes
The Company computed the interim tax provision using an estimated annual effective rate applied to the loss from continuing operations, adjusted for discrete items. This estimate is used in providing for income taxes from continuing operations on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate for the three months ended September 27, 2026 was (1.3)% compared to (0.6)% in the same period of the prior year. The Company’s effective tax rate for the three months ended September 27, 2026 and September 28, 2025 each differed from the U.S. federal statutory rate of 21.0% primarily due to the change in valuation allowance, state income taxes and interest on uncertain tax positions.

For the year ended June 28, 2026, the Company had a total valuation allowance of approximately $71.8 million primarily related to net operating losses, charitable contributions, and deferred tax assets that are not more likely than not realizable. For the three months ended September 27, 2026, the Company increased its valuation allowance by $12.8 million.

During the quarter, the Company classified the results of the Personalization Businesses as discontinued operations. In accordance with ASC 740, the Company allocated income tax expense between continuing and discontinued operations. The income tax effects attributable to discontinued operations are reflected in the net loss from discontinued operations, net of tax, in the accompanying Statements of Operations.

The One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, included various tax law changes, and made permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. These provisions and modifications have not had a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of the legislation on its consolidated financial statements as additional guidance is issued.
Note 12 – Commitments and contingencies
Litigation
There are various claims, lawsuits, and pending actions against the Company and its subsidiaries incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the final resolution of such claims, lawsuits, and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Note 13 – Business segments
Historically, the Company had three reportable segments: Consumer Floral & Gifts, BloomNet®, and Gourmet Foods & Gift Baskets. Effective June 29, 2026, the Company reassessed its segment reporting structure to reflect changes in how the Company’s Chief Executive Officer, who serves as the CODM, manages the business, assesses performance, and allocates resources in accordance with ASC 280, Segment Reporting. As a result, the Company’s operations were re-organized into the three following reportable segments: E-Commerce, Wholesale and Other, and BloomNet®. The revised segment structure aligns with the manner in which the CODM reviews the Company’s operating results and allocates resources and more closely reflects the Company’s channel strategy. Prior-period segment information presented herein has been recast to conform to the current reportable segment presentation to provide comparability between periods.

E-Commerce – this segment consists primarily of the Company's direct-to-consumer gifting business as operating through digital platforms, including Company-owned websites, third-party marketplaces, and other direct ordering channels.

Wholesale and Other – this segment consists primarily of wholesale distribution of gifting products to commercial customers for resale, as well as Company-operated retail stores and franchise operations.

BloomNet® – revenues in this segment are derived from membership fees, as well as other product and service offerings.

The accounting policies of the business segments are the same as those described in Note 2 - Significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended June 28, 2026.
The Company evaluates performance for its business segments based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. This information is used by the CODM to measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the business segments. The Chief Executive Officer also uses this measure to monitor trends in year-over-year performance and to compare actual results to the Company's budget and forecasts.
Management’s measure of profitability for these segments does not include the effect of corporate overhead and unallocated expenses (see (b) below), nor does it include depreciation and amortization, interest income, interest expense, and other expense, net. Sales, cost of revenues, and certain other operating expenses including advertising expenses are also provided to the Chief Executive Officer. No asset information is provided for the business segments as this information is reviewed at the consolidated level by management and not by segment.

Three Months Ended September 27, 2026
	E-Commerce	Wholesale and Other	BloomNet	Total
Net revenues	$128,449	$20,542	$22,302	$171,293

Corporate				58
Net revenues				171,351

Cost of revenues (excludes depreciation and amortization)	87,457	13,973	11,287

Advertising Expenses	21,684	365	286

Other segment items (a)	3,128	49	99

Segment contribution margin	16,180	6,155	10,630	32,965

Corporate and unallocated expenses (b)				68,982
Depreciation and amortization				10,482
Operating loss from continuing operations				(46,499)

Interest income				(130)
Interest expense				5,442
Other income, net				(1,855)
Loss before income taxes from continuing operations				$(49,956)

Three Months Ended September 28, 2025
	E-Commerce	Wholesale and Other	BloomNet	Total
Net revenues	$146,538	$22,993	$23,125	$192,656

Corporate				68
Net revenues				192,724

Cost of revenues (excludes depreciation and amortization)	95,269	17,217	12,095

Advertising expenses	24,012	414	281

Other segment items (a)	3,529	74	88

Segment contribution margin	23,728	5,288	10,661	39,677

Corporate and unallocated expenses (b)				75,991
Depreciation and amortization				10,841
Operating loss from continuing operations				(47,155)

Interest income				(311)
Interest expense				4,192
Other income, net				(2,338)
Loss before income taxes from continuing operations				$(48,698)

(a)Other segment items include credit card fees.
(b)Corporate and unallocated expenses consist primarily of costs associated with the Company’s enterprise shared-service and centralized functions, including, among other items, Information Technology, Human Resources, Accounting and Finance, Legal, Executive, and central marketing and merchandising costs, as well as stock-based compensation and changes in the fair value of the Company's NQDC Plan. To leverage the Company’s infrastructure and capabilities across the organization, these centralized functions are centrally managed and provide services and support across the Company’s business segments. Accordingly, costs associated with these centralized functions are managed on an enterprise-wide basis and are not allocated to the Company's business segments in the measure of segment contribution margin.

The following table represents a disaggregation of revenue from contracts with customers, by channel:

	Three Months Ended
	E-Commerce		Wholesale and Other		BloomNet		Corporate		Consolidated
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(in thousands)
Net revenues
E-commerce	$128,449	$146,538	$-	$-	$-	$-	$-	$-	$128,449	$146,538
Other	-	-	20,542	22,993	22,302	23,125	58	68	42,902	46,186
Total net revenues	$128,449	$146,538	$20,542	$22,993	$22,302	$23,125	$58	$68	$171,351	$192,724

Other revenues detail
Retail and other	-	-	2,960	3,264	-	-	-	-	2,960	3,264
Wholesale	-	-	17,582	19,729	9,889	10,976	-	-	27,471	30,705
BloomNet services	-	-	-	-	12,413	12,149	-	-	12,413	12,149
Corporate	-	-	-	-	-	-	58	68	58	68
Total other revenues	$-	$-	$20,542	$22,993	$22,302	$23,125	$58	$68	$42,902	$46,186
Note 14 – Fire at the Hebron warehouse and distribution facility
On July 29, 2026, a fire occurred at the Company’s Hebron, Ohio facility, resulting in damage to certain property, equipment and inventory. Operations were temporarily interrupted.
The Company maintains insurance coverage for property damage and business interruption and has submitted a claim to its insurance carriers. The Company has already received some recovery amounts from its insurers and is continuing to work with them to finalize the evaluation and settlement of the claim.
In the three months ended September 27, 2026, the Company recorded $16.3 million of fire-related costs, consisting of $7.0 million related to inventory, $8.2 million related to third-party cleaning and remediation, and $1.1 million related to other costs such as internal labor and supplies. Additionally, as of September 27, 2026, the Company received $6.8 million in advances from the insurance carriers primarily related to the cleaning and remediation costs for the facility, after a $0.8 million deductible.
As of September 27, 2026, the Company recorded an insurance receivable of $8.8 million, within the “Prepaid and other” line item in the consolidated balance sheet, for probable recoveries of losses incurred, limited to the amount of related costs and losses recognized. The Company is still assessing the total amount of losses related to the fire.
Note 15 – Subsequent Events
Subsequent to September 27, 2026, the Company entered into a definitive agreement to sell its Jacksonville, Florida facility for approximately $9.7 million, subject to due diligence and customary closing conditions. The facility was not classified as held for sale as of September 27, 2026, as it did not meet the criteria for held-for-sale classification as of such date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A") is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information and Factors That May Affect Future Results,” under Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026 under the heading “Risk Factors” and Part II-Other Information, Item 1A in this Form 10-Q.
Business Overview
1-800-FLOWERS.COM, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of thoughtful expressions designed to help inspire customers to give more, connect more, and build more and better relationships. The Company’s e-commerce business platform features our all-star family of brands, including: 1-800-Flowers.com®, 1-800-Baskets.com®, Cheryl’s Cookies®, Harry & David®, Shari’s Berries®, FruitBouquets.com®, Moose Munch®, The Popcorn Factory®, Wolferman’s Bakery®, Vital Choice®, Scharffen Berger®, and Simply Chocolate®. Through the Celebrations Passport® loyalty program, which provides members with free standard shipping and no service charge on eligible products across our portfolio of brands, the Company strives to deepen relationships with customers. The Company also operates BloomNet®, an international floral and gift industry service provider offering a broad range of products and services designed to help its members grow their businesses profitably; Napco®, a resource for floral gifts and seasonal décor; DesignPac®, a manufacturer of gift baskets and towers; and Card Isle®, an e-commerce greeting card service.

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2026.

Discontinued Operations
On September 26, 2026, the Company and PlanetArt, LLC ("Purchaser") entered into an Asset Purchase Agreement (the "Purchase Agreement") related to the sale of certain assets and the assumption of certain liabilities of the Company's Personalization Mall, Things Remembered, and Personalization Universe businesses (collectively, the "Personalization Businesses"). The aggregate sale price was $45.0 million in cash (subject to certain working capital adjustments). The Company and Purchaser consummated the transactions contemplated by the Purchase Agreement on October 19, 2026. The disposition represented a strategic shift that had a major impact on the Company's operations and financial results and has been accounted for as discontinued operations.

The Company is presenting the operating results and cash flows of the Personalization Businesses within discontinued operations in the current and prior periods. The assets and liabilities of the Personalization Businesses are presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented.

See Note 3 - Discontinued operations, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on discontinued operations.

Change in Segments
Historically, the Company had three reportable business segments, Consumer Floral & Gifts, BloomNet®, and Gourmet Foods & Gift Baskets. Effective June 29, 2026, the Company reassessed its segment reporting structure to reflect changes in how the Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), manages the business, assesses performance, and allocates resources, in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. As a result, the Company’s operations were re-organized into the three following segments: E-Commerce, Wholesale and Other, and BloomNet®. The revised segment structure aligns with the manner in which the CODM reviews the Company’s operating results and allocates resources and more closely reflects the Company’s channel strategy.

See Note 13 - Business segments for additional information.

Fire at the Hebron warehouse and distribution facility

On July 29, 2026, a fire occurred at the Company’s Hebron, Ohio facility, resulting in damage to certain property, equipment and inventory. Operations were temporarily interrupted.

The Company maintains insurance coverage for property damage and business interruption and has submitted a claim to its insurance carriers. The Company has already received some recovery amounts from its insurers and is continuing to work with them to finalize the evaluation and settlement of the claim.

See Note 14 - Fire at the Hebron warehouse and distribution facility for additional information.

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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) from continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for the impact of stock-based compensation, Non-Qualified Deferred Compensation Plan (“NQDC Plan”) investment appreciation/depreciation, and certain items affecting period-to-period comparability.
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
The following table presents EBITDA and Adjusted EBITDA:

Reconciliation of net loss to Adjusted EBITDA (non-GAAP):	Three Months Ended
	September 27, 2026	September 28, 2025

	(in thousands)
Net loss	$(54,335)	$(52,957)
Net loss from discontinued operations, net of tax	(3,721)	(3,968)
Net loss from continuing operations	(50,614)	(48,989)
Add: Interest expense and other, net	3,457	1,543
Add: Depreciation and amortization	10,482	10,841
Add: Income tax expense	658	291
EBITDA	(36,017)	(36,314)
Add: Stock-based compensation	1,449	2,312
Add: Compensation charge related to NQDC Plan investment appreciation	1,855	2,352
Add: Transaction costs	54	-
Add: Net loss from fire	750	-
Adjusted EBITDA	$(31,909)	$(31,650)
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

The following table presents the adjusted net loss and adjusted net loss per common share:

Reconciliation of net loss to adjusted net loss (non-GAAP):	Three Months Ended
	September 27, 2026	September 28, 2025

	(in thousands, except for per share data)
Net loss	$(54,335)	$(52,957)
Net loss from discontinued operations, net of tax	(3,721)	(3,968)
Net loss from continuing operations	(50,614)	(48,989)
Adjustments to reconcile net loss to adjusted net loss (non-GAAP):
Add: Transaction Costs	54	-
Add: Net loss from fire	750	-
Deduct: Income tax effect on adjustments	9	-
Adjusted net loss (non-GAAP)	$(49,819)	$(48,989)

Basic and diluted net loss per common share	$(0.85)	$(0.83)
Basic and diluted net loss per common share from discontinued operations	(0.06)	(0.06)
Basic and diluted net loss per common share from continuing operations	$(0.79)	$(0.77)

Basic and diluted adjusted net loss per common share from continuing operations (non-GAAP)	$(0.78)	$(0.77)

Weighted average shares used in the calculation of basic and diluted net loss and adjusted net loss per common share	64,187	63,630
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities from continuing operations, less capital expenditures. The Company considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of fixed assets, which can then be used to, among other things, invest in the Company’s business, make strategic acquisitions, strengthen the balance sheet and repurchase stock or retire debt. Free cash flow is a liquidity measure that is frequently used by the investment community in the evaluation of similarly situated companies. Since free cash flow is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for analysis of, the Company's results as reported under GAAP. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in the Company's cash balance for the period.
The following table reconciles net cash used in operating activities from continuing operations, a GAAP measure, to free cash flow, a non-GAAP measure:

	Three Months Ended
	September 27, 2026	September 28, 2025

	(in thousands)
Net cash used in operating activities from continuing operations	$(126,084)	$(130,939)
Capital expenditures	(3,716)	(5,596)
Free cash flow	$(129,800)	$(136,535)

Segment contribution margin:
The following table presents the net revenues, gross profit, and segment contribution margin from each of the Company’s business segments. We define Segment Contribution Margin as segment revenues less cost of sales, credit card fees, and direct advertising costs directly attributable to the respective segments. Segment Contribution Margin is the measure of segment profit or loss regularly reviewed by the Company's Chief Operating Decision Maker to evaluate segment performance and allocate resources and is reported in accordance with ASC 280, Segment Reporting. The Company believes Segment Contribution Margin provides useful information to investors in evaluating the performance of its reportable segments. Segment Contribution Margin excludes certain expenses that are managed centrally and are not allocated to the Company's reportable segments. Accordingly, Segment Contribution Margin should be considered in conjunction with the Company's consolidated results reported in accordance with GAAP.
See Note 13- Business segments for additional information.

	E-Commerce	Wholesale and Other	BloomNet
Net Revenues
Net revenues - Q1 2027	$128,449	$20,542	$22,302
Net revenues - Q1 2026	$146,538	$22,993	$23,125
% change - FY27 net revenues vs. FY26 net revenues	(12.3)%	(10.7)%	(3.6)%

Gross Profit
Gross profit - Q1 2027	$40,992	$6,569	$11,015
Gross profit - Q1 2026	$51,269	$5,776	$11,030
Gross profit % - Q1 2027	31.9%	32.0%	49.4%
Gross profit % - Q1 2026	35.0%	25.1%	47.7%
% change - FY27 gross profit vs. FY26 gross profit	(20.0)%	13.7%	(0.1)%

Segment Contribution Margin
Contribution margin - Q1 2027	$16,180	$6,155	$10,630
Contribution margin - Q1 2026	$23,728	$5,288	$10,661

Results of Operations
Net revenues

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)
Net revenues by channel:
E-commerce	$128,449	$146,538	-12.3%
Other	42,902	46,186	-7.1%
Total net revenues	$171,351	$192,724	-11.1%
Net revenues consist primarily of the selling price of the merchandise, service and outbound shipping charges, less discounts, returns and credits.
Net revenues decreased 11.1% during the three months ended September 27, 2026 primarily due to continued weakness in the Company’s e-commerce channel, particularly across websites other than 1800flowers.com and harryanddavid.com, as well as a shift in the timing of wholesale orders from the first quarter of the prior year to the second quarter in the current year.

	Three Months Ended
	E-Commerce			Wholesale and Other			BloomNet			Corporate		Consolidated
	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)
Net revenues
E-commerce	$128,449	$146,538	-12.3%	$-	$-	-	$-	$-	-	$-	$-	$128,449	$146,538	-12.3%
Other	-	-	-	20,542	22,993	-10.7%	22,302	23,125	-3.6%	58	68	42,902	46,186	-7.1%
Total net revenues	$128,449	$146,538	-12.3%	$20,542	$22,993	-10.7%	$22,302	$23,125	-3.6%	$58	$68	$171,351	$192,724	-11.1%

Other revenues detail
Retail and other	-	-	-	2,960	3,264	-9.3%	-	-	-	-	-	2,960	3,264	-9.3%
Wholesale	-	-	-	17,582	19,729	-10.9%	9,889	10,976	-9.9%	-	-	27,471	30,705	-10.5%
BloomNet services	-	-	-	-	-	-	12,413	12,149	2.2%	-	-	12,413	12,149	2.2%
Corporate	-	-	-	-	-	-	-	-	-	58	68	58	68	-14.7%
Total other revenues	$-	$-	-%	$20,542	$22,993	-10.7%	$22,302	$23,125	-3.6%	$58	$68	$42,902	$46,186	-7.1%
Revenue by sales channel:
E-commerce revenues (combined online and telephonic) decreased 12.3% during the three months ended September 27, 2026, compared to the same period of the prior year, primarily due to continued weakness across websites other than 1800flowers.com and harryanddavid.com.
During the three months ended September 27, 2026, the Company fulfilled approximately 1.5 million orders through its e-commerce sales channel (online and telephonic sales), a decrease of 14.1%, compared to the same period of the prior year.

Other revenues are comprised of the Company’s Wholesale and Other and BloomNet® segments.

Other revenues during the three months ended September 27, 2026 decreased 7.1% compared to the same period of the prior year, primarily due to a shift in the timing of wholesale orders from the first quarter of the prior year to the second quarter in the current year.

Revenue by segment:
E-Commerce Segment – this segment consists primarily of the Company's direct-to-consumer gifting business operating through digital platforms, including Company-owned websites, third-party marketplaces, and other direct ordering channels.

Net revenues decreased 12.3% during the three months ended September 27, 2026 compared to the same period of the prior year, primarily due to continued weakness across websites other than 1800flowers.com and harryanddavid.com.
During the three months ended September 27, 2026, E-Commerce orders decreased 14.1% compared to the same period of the prior year. In addition, during the three months ended September 27, 2026, the average order value increased 2.0% compared to the same period of the prior year.

Wholesale and Other Segment - this segment consists primarily of wholesale distribution of gifting products to commercial customers for resale, as well as Company-operated retail stores and franchise operations.

Net revenues within this segment decreased 10.7% during the three months ended September 27, 2026, compared to the same period of the prior year, primarily due to a shift in the timing of wholesale orders from the first quarter of the prior year to the second quarter in the current year.

BloomNet® Segment - revenues in this segment are derived from membership fees, as well as other product and service offerings.
Net revenues decreased 3.6% during the three months ended September 27, 2026, compared to the same period of the prior year. The revenue decrease was primarily due to lower membership and wholesale revenues primarily from lower network order volumes and lower directory revenue.

Gross profit

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

Gross profit	$58,500	$68,104	-14.1%
Gross profit %	34.1%	35.3%
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
Gross profit decreased 14.1% and gross profit percentage decreased 120 basis points during the three months ended September 27, 2026 compared to the same period of the prior year, primarily due to lower sales volume, higher fuel surcharges, and promotional strategy testing, partially offset by savings from the Company's cost-efficiency initiatives.
E-Commerce Segment - Gross profit decreased by 20.0% during the three months ended September 27, 2026, compared to the same period of the prior year, due to the impact of the lower revenues noted above, as well as an unfavorable gross profit percentage during the three months ended September 27, 2026 compared to the same period of the prior year primarily attributable to deleveraging on the sales decline, increased fuel surcharges, and promotional strategy testing.

Wholesale and Other Segment- Gross profit increased by 13.7% during the three months ended September 27, 2026 compared to the same period of the prior year, primarily driven by timing of orders and customer mix.

BloomNet® Segment - Gross profit decreased by 0.1% during the three months ended September 27, 2026 compared to the same period of the prior year.

Marketing and sales expense

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

Marketing and sales	$50,889	$61,294	-17.0%
Percentage of net revenues	29.7%	31.8%
Marketing and sales expense consists primarily of advertising and promotional expenditures, catalog costs, online portal and search costs, retail store and fulfillment operations (other than costs included in cost of revenues), and customer service center expenses, as well as the operating expenses of the Company’s departments engaged in marketing, selling and merchandising activities.
Marketing and sales expenses decreased 17.0% during the three months ended September 27, 2026, compared to the same period of the prior year, and also decreased as a percentage of revenues, primarily due to reduced labor costs related to the Company's cost-saving initiatives.

Technology and development expense

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

Technology and development	$15,151	$13,797	9.8%
Percentage of net revenues	8.8%	7.2%
Technology and development expense consists primarily of payroll and operating expenses of the Company’s information technology group, costs associated with its websites, including hosting, design, content development, and maintenance and support costs related to the Company’s order entry, customer service, fulfillment, and database systems.
Technology and development expense increased by 9.8% during the three months ended September 27, 2026 compared to the same period of the prior year primarily due to higher labor costs.
General and administrative expense

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

General and administrative	$28,477	$29,327	-2.9%
Percentage of net revenues	16.6%	15.2%

General and administrative expense consists of payroll and other expenses in support of the Company’s executive, finance and accounting, legal, human resources and other administrative functions, as well as professional fees and other general corporate expenses.
General and administrative expenses decreased 2.9% during the three months ended September 27, 2026, compared to the same period of the prior year, primarily due to lower labor costs, insurance costs, and professional fees, partially offset by changes in the value of the Company's NQDC Plan investments (offset in Other income, net below).
Depreciation and amortization expense

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

Depreciation and amortization	$10,482	$10,841	-3.3%
Percentage of net revenues	6.1%	5.6%
Depreciation and amortization expenses decreased 3.3% during the three months ended September 27, 2026 due to timing of certain assets becoming fully depreciated.
Interest income

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

Interest income	$(130)	$(311)	-58.2%
Interest income consists of income earned on the Company’s available cash balances.
Interest income decreased 58.2% during the three months ended September 27, 2026 due to a decline in interest earned on lower available cash balances.
Interest expense

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

Interest expense	$5,442	$4,192	29.8%
Interest expense consists primarily of interest expense and amortization of deferred financing costs attributable to the Company’s credit facilities (See Note 9- Long-term debt, net, Item 1 for details).
Interest expense increased 29.8% during the three months ended September 27, 2026 primarily due to debt refinancing costs and an increase in revolver borrowings.

Other income, net

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

Other income, net	$(1,855)	$(2,338)	-20.7%
Other income, net consists primarily of investment losses (gains) on the Company’s NQDC Plan investments (for which the offsetting expense or income was recorded in general and administrative expense above).
Income Taxes
The Company recorded an income tax expense of $0.7 million during the three months ended September 27, 2026, compared to $0.3 million during the three months ended September 28, 2025. The Company’s effective tax rate for the three months ended September 27, 2026 was (1.3)% compared to (0.6)% in the same respective period of the prior year. The Company’s effective tax rate for the three months ended September 27, 2026 and September 28, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to the change in valuation allowance, state income taxes and interest on uncertain tax positions.
Net loss from discontinued operations, net of tax

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change

	(dollars in thousands)

Net loss from discontinued operations, net of tax	$(3,721)	$(3,968)	-6.2%
Net loss from discontinued operations, net of tax, represents the results of the Personalization Businesses. Net loss from discontinued operations, net of tax decreased 6.2% during the three months ended September 27, 2026 due to a decrease in income tax expense.

Liquidity and Capital Resources
Liquidity and borrowings
The Company's principal sources of liquidity are cash on hand, cash flows generated from operations, and borrowings available under the Company’s credit agreement (see Note 9 – Long-term debt, net in Item 1 for details). At September 27, 2026, the Company had working capital of negative $63.7 million, including cash and cash equivalents of $9.4 million, compared to working capital of negative $17.8 million at June 28, 2026.
Due to the seasonal nature of the Company’s business, and its continued expansion into non-floral products, the Thanksgiving through Christmas holiday season, which falls within the Company’s fiscal second quarter, is expected to generate over 40% of the Company’s annual revenues, and all of its earnings. Due to the number of major floral gifting occasions, including Mother’s Day, Valentine’s Day, Easter, and Administrative Professionals Week, revenues also have historically risen during the Company’s fiscal third and fourth quarters in comparison to its fiscal first quarter.
As of September 27, 2026, the Company had $140.0 million outstanding under its revolving credit agreement in order to fund pre-holiday manufacturing and inventory procurement requirements. Working capital borrowings typically peak in November, after which time cash generated from operations during the Christmas holiday season is expected to enable the Company to repay the borrowings.

While we believe that our sources of funding will be sufficient to meet our anticipated operating cash needs for at least the next twelve months, any projections of future cash needs and cash flows are subject to uncertainty. We continually evaluate, and will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to require additional financing.
Cash Flows
Net cash used in operating activities from continuing operations of $126.1 million for the three months ended September 27, 2026, was primarily attributable to the net loss during the period combined with changes in working capital, including increases in inventory, trade receivables and prepaid and other, offset in part by an increase in accounts payable and accrued expenses.
Net cash used in investing activities of $3.7 million from continuing operations for the three months ended September 27, 2026, was primarily attributable to capital expenditures related to the Company's technology initiatives.
Net cash provided by financing activities from continuing operations of $131.7 million for the three months ended September 27, 2026, primarily related to net proceeds from the bank borrowings under the Company's working capital line of credit, partially offset by a payment made on the Company's Term Loan and debt issuance costs.
Free Cash Flow
Free cash flow was negative $129.8 million for the three months ended September 27, 2026, compared with free cash flow of negative $136.5 million for the three months ended September 28, 2025. The improvement of $6.7 million was primarily due to changes in working capital and reduced capital expenditures. Refer to "Definitions of non-GAAP Financial Measures" for reconciliation of non-GAAP results to applicable GAAP results.
Stock Repurchase Program
See Item 2 in Part II below for details.
Contractual Obligations
At September 27, 2026, the Company’s contractual obligations from continuing operations consist of:
•Long-term debt obligations - payments due under the Company's credit agreement (see Note 9 – Long-term debt, net in Item 1 for details and payments due by period).
•Operating lease obligations - payments due under the Company’s long-term operating leases (see Note 7 – Leases in Item 1 for details).
•Purchase commitments - consisting primarily of inventory and IT-related equipment purchase orders and license agreements made in the ordinary course of business – see below for the contractual payments due by period.

	Payments due by period
	(in thousands)
	Remaining Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Fiscal 2031	Thereafter	Total
Purchase commitments	$61,623	$10,772	$4,411	$88	$—	$—	$76,894

Critical Accounting Estimates
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026, the discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, and management evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s most critical accounting policies relate to goodwill and other intangible assets. There have been no significant changes to the assumptions and estimates related to the Company’s critical accounting policies since June 28, 2026.
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
•to cost-effectively acquire and retain customers and drive purchase frequency;
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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended June 28, 2026 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”. We incorporate that section of that Form 10-K in this filing and investors should refer to it. In addition, please refer to any additional risk factors in Part II, Item 1A in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company is exposed to market risk from the effect of interest rate changes, which relates primarily to the Company’s investment of available cash balances and its long-term debt. The Company generally invests its cash and cash equivalents in investment grade corporate and U.S. government securities. Borrowings under the Company’s credit facilities bear interest at a variable rate, plus an applicable margin, and therefore expose the Company to market risk for changes in interest rates. The effect of a 50 basis point increase in current interest rates on the Company’s interest expense would have been approximately $0.3 million during the three months ended September 27, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 27, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the Company’s evaluation required by Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended September 27, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as discussed in Part 1, Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a stock repurchase plan through which purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market conditions. The repurchase program is financed utilizing available cash. On April 22, 2021, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. In addition, on February 3, 2022, the Company’s Board of Directors authorized an increase to its stock repurchase plan of up to $40.0 million. As of September 27, 2026, $10.1 million remained authorized under the plan.
The following table sets forth, for the months indicated, the Company’s purchase of common stock during the three months ended September 27, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(in thousands, except shares and average price paid per share)

06/29/26 - 07/26/26	15,087	$3.77	15,087	$10,175
07/27/26 - 08/23/26	-	$-	-	$10,175
08/24/26 - 09/27/26	12,512	$3.06	12,512	$10,137
Total	27,599	$3.45	27,599
(1)Includes shares acquired under the Company's stock repurchase program to satisfy employee tax withholding obligations upon the vesting of restricted stock awards.
(2)Average price per share excludes commissions and other transaction fees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
During the three months ended September 27, 2026, none of the directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

2.1
Asset Purchase Agreement dated as of September 26, 2026, by and among PlanetArt, LLC, 1-800-Flowers.com, Inc., 800-Flowers, Inc., PersonalizationMall.com, LLC, Personalization Universe, LLC, and TR Acquisition, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2026).

2.2
Amendment to Asset Purchase Agreement dated as of October 16, 2026, by and among PlanetArt, LLC, 1-800-Flowers.com, Inc., 800-Flowers, Inc., PersonalizationMall.com, LLC, Personalization Universe, LLC, and TR Acquisition, LLC* †

10.1	Description of Executive Severance Plan, adopted effective October 17, 2025 and amended as of October 20, 2026. *^
10.2	Description of Capital Raise Incentive Program, effective as of December 10, 2026.*^
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Document
101.PRE	Inline XBRL Taxonomy Definition Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
† This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon its request.
^ Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1-800-FLOWERS.COM, Inc. (Registrant)

Date: November 6, 2026	By: /s/ Adolfo Villagomez Adolfo Villagomez Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	/s/ James M. Langrock James M. Langrock Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)